Form 10-Q
period 1995-01-01
MILGRAY ELECTRONICS INC
filed 1995-02-08
CIK 66270

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended January 1, 1995   Commission file no. 0-10611



                           MILGRAY ELECTRONICS, INC.
             [Exact name of Registrant as specified in its charter]


          New York                             13-5600636
[State or other jurisdiction of              [I.R.S. employer
 incorporation or organization]               identification no.]


77 Schmitt Boulevard, Farmingdale, N.Y.           11735
[Address of principal executive offices]         [Zip code]


Registrant's telephone number, including
     area code:                              [516]  420-9800




          Indicate by check mark whether the Registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the Registrant was required to file such reports], and [2] has been subject to such filing requirements for the past 90 days.



                                    Yes  x   No




          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Common stock, 3,354,588 shares as of January 27, 1995










                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES


                                     INDEX


                                                                 Page No.

Part I -  Financial Information

          Condensed Consolidated Balance Sheets -
               January 1, 1995 and September 30, 1994               2

          Consolidated Statement of Stockholders' Equity -
               Three Months Ended January 1, 1995                   3

          Condensed Consolidated Statements of Income -
               Three Months Ended January 1, 1995
               and January 2, 1994                                  4

          Condensed Consolidated Statements of Cash Flows -
               Three Months Ended January 1, 1995 and
               January 2, 1994                                      5

          Notes to Condensed Consolidated Financial
               Statements                                           6

          Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                           7



Part II - Other Information

          Signatures                                                9



















                                    -  1  -





                         PART I - FINANCIAL INFORMATION

                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                        January 1,       September 30,
                                         1995                1994
          ASSETS


Current assets
  Cash and other current assets        $ 2,668,895         $ 3,551,045
  Trade accounts receivable             28,631,324          29,527,495
  Inventories                           40,139,947          33,676,367

     Total current assets               71,440,166          66,754,907

Property, plant and equipment - at cost
  less accumulated depreciation and
  amortization of $1,936,766 at January
  1, 1995 and $1,815,986 at September
  30, 1994                               3,330,221           3,248,041

Other assets                               414,261             441,326

                                       $75,184,648         $70,444,274

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                     $20,910,517         $15,529,987
  Other current liabilities              4,029,698           3,865,814

     Total current liabilities          24,940,215          19,395,801

Long-term debt                          20,145,836          22,733,333

Deferred income taxes payable              317,247             317,247

Stockholders' equity
  Common stock - par value $.25 per share
     Authorized 4,000,000 shares; issued,
     3,398,314 shares at January 1, 1995
     and September 30, 1994                849,579             849,579
  Capital in excess of par value           729,801             729,801
  Retained earnings                     28,271,726          26,488,269
                                        29,851,106          28,067,649

  Less treasury stock - at cost [43,726
     shares at January 1, 1995 and
     September 30, 1994]                    69,756              69,756
                                        29,781,350          27,997,893
                                       $75,184,648         $70,444,274

<F1>
           See notes to condensed consolidated financial statements.



                               MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   THREE MONTHS ENDED JANUARY 1, 1995




                                                Capital
                                              in Excess
                                        Common Stock            of Par      Retained      Treasury
                        Shares    Amount       Value          Earnings       Stock           Total

Balance,
  September 30, 1994 3,398,314  $849,579       $729,801    $26,488,269     $[69,756]   $27,997,893

  Net Income                                                               1,783,457                    1,783,457

Balance,
  January 1, 1995    3,398,314  $849,579       $729,801    $28,271,726     $[69,756]   $29,781,350















<F2>
                        See notes to condensed consolidated financial statements.


                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                        THREE MONTHS ENDED
                                        January 1,          January 2,
                                         1995                1994

Net Sales                              $51,282,517         $42,813,677

Costs and expenses
     Cost of sales                      39,470,936          32,657,953
     Selling, general and
        administrative expenses          8,641,975           7,294,868
     Interest expense, net                 339,149             241,606


                                        48,452,060          40,194,427

Income before income taxes               2,830,457           2,619,250

Income taxes                             1,047,000             969,000

Net Income                               1,783,457           1,650,250

Retained earnings at beginning of
     period                             26,488,269          20,295,144

Retained earnings at end of period     $28,271,726         $21,945,394

Income per share                     $         .53       $         .49

Weighted average common shares           3,354,588           3,331,142
     outstanding






<F3>
           See notes to condensed consolidated financial statements.





                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                            THREE MONTHS ENDED
                                        January 1,          January 2,
                                          1995                1994
Cash flows from operating activities

  Net cash provided by [used in]
     operating activities               $2,459,524        $[2,943,299]

Cash flows from investing activities
  Acquisition of property and equipment  [202,960]            [73,449]

     Net cash used in investing
        activities                       [202,960]            [73,449]

Cash flows from financing activities
  Notes payable - bank                   [153,952]             171,432
  Increase [decrease] in long-term debt,
     including current maturities      [2,587,497]           2,618,141
  Other                                     -                  201,309

     Net cash provided by [used in]
        financing activities           [2,741,452]           2,990,882

     Net decrease in cash                [484,888]            [25,866]

Cash at beginning of year                2,387,945           1,869,954

Cash at end of period                   $1,903,057          $1,844,088

Supplemental cash flow information
  Interest paid                           $322,000            $251,000
  Income taxes paid                        402,000           2,480,000






<F4>
           See notes to condensed consolidated financial statements.





                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS ENDED JANUARY 1, 1995 AND JANUARY 2, 1994



NOTE 1: The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] necessary for a fair presentation have been included. Operating results for the three months ended January 1, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report to shareholders on Form 10-K for the year ended September 30, 1994.

NOTE 2: Inventories consist of electronic components, computer peripherals and wire products held for resale and components used in the assembly of connectors and are priced at the lower of cost or market by the use of an estimated gross profit percentage.

NOTE 3: Earnings per share were calculated by dividing the weighted average number of common shares outstanding during each period. Earnings were restated to give effect to a stock split
  [Note 4].

NOTE 4: On August 9, 1994, the Board of Directors declared a two-for-one stock split in the form of 100% stock dividend payable on September 23, 1994 to stockholders of record on August 30, 1994. Accordingly, the weighted average common shares outstanding for the three months ended January 2, 1994 were restated to give effect to this stock split.

Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

     The Company relies upon cash flow provided from operations and bank financing to provide the cash flow necessary for its business operations. On September 29, 1993, the Company entered into an unsecured revolving credit agreement with two major money center banks which provides for maximum borrowings of $20,000,000. This agreement was amended in December 1993 to provide for additional borrowings of $10,000,000 allowing for maximum borrowings of $30,000,000. This facility permits the Company to borrow at the banks' prime rate less a negotiated discount for one of the banks, or at its option, the banks' Bankers Acceptance Discount Rate plus negotiated commissions or the banks' Eurodollar rate plus negotiated commissions. At January 1, 1995, the banks' prime rate available to the Company after adjustment for a negotiated discount, was 7.95%, the Bankers Acceptance Discount Rate including the negotiated commissions was 6.6% weighted average interest rate and the Eurodollar rate including the negotiated commissions was 6.6% weighted average interest rate. Maximum borrowings are based on the sum of 90% of eligible receivables and the lower of 50% of eligible inventory or $9,000,000. The agreement as amended expires on December 31, 1996 and any outstanding balances on such date are to be repaid.

     The Company does not currently have or anticipate material commitments for capital expenditures. Working capital at January 1, 1995 amounted to $46,500,000 versus $47,400,000 at September 30,
1994. At January 1, 1995, liabilities to net worth ratio [leverage] was 1.52 times the stockholders' equity, the same as the leverage ratio at September 30, 1994.

     The Company believes that its cash flow requirements for fiscal 1995 will be met by its operating results and the use of its bank credit facility.

Three months ended January 1, 1995
Compared to the three months ended
January 2, 1994

Results of Operations

     Net sales were $51,283,000 in the first quarter of fiscal 1995 compared to $42,814,000 in the like period in the preceding year. This increase in sales volume of approximately 20% resulted primarily from improved customer demand across a broad spectrum of product lines. Gross profit decreased from 23.7% in the first fiscal quarter of 1994 to 23.0% in the same period in 1995 as a result of changes in product mix and increased competition. Selling, general and administrative expenses amounted to $8,642,000 [16.8% of sales] in the first quarter of fiscal 1995 compared to $7,295,000 [17.0% of sales] in the comparable quarter in the 1994

Management's Discussion and Analysis of Financial
Condition and Results of Operations.   [cont'd.]


fiscal year. The increase in selling, general and administrative expenses of $1,347,000 or 18.1% when compared to the like period in the preceding year is primarily due to increases in salaries, commissions and other costs needed to support the higher sales volume and the addition of sales and marketing staff to enable the Company to sustain its rate of growth. Interest costs in the current quarter amounted to $339,000 [0.7% of sales] compared to $242,000 [0.6% of sales] in the previous year as a result of higher interest rates and higher levels of borrowing. Income taxes amounted to $1,047,000 [37% of pre-tax income] in the fiscal 1994 period and $969,000 [37% of pre-tax income] in the comparable quarter of the preceding year.

     Net income was $1,783,000 for the fiscal quarter ended January 1, 1995 compared to $1,650,000 for the first three months of fiscal 1994 as a result of the factors previously discussed.

                         PART II - OTHER INFORMATION




                        No information to be reported.




                                  SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date     February 8, 1995                   MILGRAY ELECTRONICS, INC.
                                                                    [Registrant]




                                By:  John Tortorici

                                     John Tortorici, Vice President-Finance
                                     [Authorized officer and principal
                                      financial officer]