Form 10-Q/A
period 1995-01-01
MILGRAY ELECTRONICS INC
filed 1995-02-15
CIK 66270

THE PURPOSE OF THIS AMENDMENT IS TO INCLUDE THE FINANCIAL DATA SCHEDULES.


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-Q/A


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

                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

     (a) The Exhibit Index, which follows the signature page of this Reort on Form 10-Q, is incorporated herein by reference.

     (b) No reports on Form 8-K were filed by registrant during the quarter for which this Report is filed.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date    February 15, 1995     MILGRAY ELECTRONICS, INC.
                                  [Registrant]



                              By:              John Tortorici
                                   John Tortorici, Vice President-Finance
                                   [Authorized officer and principal
                                    financial officer]

                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX







EX-27     Financial Data Schedule