Form 10-Q
period 1995-04-02
MILGRAY ELECTRONICS INC
filed 1995-05-04
CIK 66270

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended April 2, 1995          Commission file no. 0-10611


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

Registrant's telephone number, including
  area code;                                          [516]  420-9800



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



              Common stock, 3,386,588 shares as of April 30, 1995

                MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

                                   INDEX



                                                       Page No.

Part I -  Financial Information

          Condensed Consolidated Balance Sheets -
               April 2, 1995 and September 30, 1994       2

          Consolidated Statement of Stockholders'
               Equity - Six Months Ended
               April 2, 1995                              3

          Condensed Consolidated Statements of
               Income - Six Months Ended
               April 2, 1995 and April 3, 1994 and
               Three Months Ended April 2, 1995 and
               April 3, 1994                              4

          Condensed Consolidated Statements of Cash
               Flows - Six Months Ended April 2, 1995
               and April 3, 1994                          5

          Notes to Condensed Consolidated Financial
               Statements                                 6

          Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                 8



Part II - Other Information

          Item 6 - Exhibits and Reports on Form 8-K       9

          Signatures                                      9

          Exhibit Index                                  10








                                   - 1 -


                        PART I - FINANCIAL INFORMATION

                  MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                         April 2,       September 30,
                                        1995                1994
       ASSETS


Current assets
  Cash and cash equivalents              $ 1,943,763      $ 2,387,945
  Other current assets                       838,888        1,163,096
  Trade accounts receivable               34,445,577       29,527,495
  Inventories                             43,961,030       33,676,367

       Total current assets               81,189,258       66,754,903

Property, plant and equipment -
  at cost less accumulated
  depreciation and amortization of
  $2,068,311 at April 2, 1995 and
  $1,815,986 at September 30, 1994         3,395,433        3,248,045

Other assets                                 417,758          441,326



                                         $85,002,449      $70,444,274

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                       $22,645,730      $15,529,987
  Other current liabilities                3,724,052        3,865,814

       Total current liabilities          26,369,782       19,395,801

Long-term debt                            26,333,333       22,733,333

Deferred income taxes payable                317,247          317,247

Stockholders' equity
  Common stock - par value $.25 per share
       Authorized 4,000,000 shares; issued
       3,430,314 shares at April 2, 1995
       3,398,314 at September 30, 1994       857,579          849,579
  Capital in excess of par value             835,131          729,801
  Retained earnings                       30,359,133       26,488,269
                                          32,051,843       28,067,649

  Less treasury stock - at cost [43,726
       shares at April 2, 1995 and
       September 30, 1994]                    69,756           69,756
                                          31,982,087       27,997,893
                                         $85,002,449      $70,444,274




<F1>
          See notes to condensed consolidated financial statements.





                              MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                    SIX MONTHS ENDED APRIL 2, 1995


                                                 Capital
                                                in Excess
                                        Common Stock         of Par     Retai
ned       Treasury
                          Shares    Amount       Value       Earnings    Stoc
k         Total
Balance,


  September 30, 1994     3,398,314  $849,579     $729,801 $26,488,269  $[69,7
56]    $27,997,893


  Options exercised         32,000     8,000      105,330                               113,330

  Net Income                                                3,870,864                 3,870,864

Balance,
  April 2, 1995          3,430,314  $857,579     $835,131 $30,359,133  $[69,7
56]    $31,982,087










<F2>
                       See notes to condensed consolidated financial statements.

                               MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            SIX MONTHS ENDED               THREE MONTHS ENDED
                                        April 2,      April 3,          April 2,       April 3,
                                           1995          1994           1995           1994

Net Sales                               $111,610,667  $ 87,427,354    $ 60,328,150   $ 44,613,677

Costs and expenses
   Cost of sales                          86,499,294    66,904,204      47,028,358     34,246,251
   Selling, general and
       administrative expenses            18,175,992    14,658,631       9,534,017      7,363,763
   Interest expense                          791,517       505,098         452,368        263,492

                                         105,466,803    82,067,933      57,014,743     41,873,506

Income before income taxes                 6,143,864     5,359,421       3,313,407      2,740,171

Income taxes                               2,273,000     1,983,000       1,226,000      1,014,000

Net income                              $  3,870,864  $  3,376,421    $  2,087,407   $  1,726,171

Earnings per share                       $      1.15   $      1.00     $       .62    $       .51

Weighted average common and common
   equivalent shares outstanding           3,365,545     3,374,096       3,376,742      3,377,962










<F3>
                        See notes to condensed consolidated financial stateme nts.


                                                  - 4 -

                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        SIX MONTHS ENDED
                                           April 2,         April 3,
                                            1995              1994
Cash flows from operating activities

     Net cash used in
        operating activities           $[3,564,247]     $[2,422,199]

Cash flows from investing activities
     Acquisition of property and
        equipment                         [399,716]        [249,929]

        Net cash used in investing
           activities                     [399,716]        [249,929]

Cash flows from financing activities
     Increase [decrease] in
        Notes payable - bank              [193,549]           75,571
     Increase in long-term debt,
        including current maturities      3,600,000        2,034,400
     Other                                  113,330          428,296

        Net cash provided by
           financing activities           3,519,781        2,538,267

        Net decrease in cash              [444,182]        [133,861]

Cash at beginning of year                 2,387,945        1,869,954

Cash at end of period                    $1,943,763       $1,736,093

Supplemental cash flow information:
     Interest paid                      $   798,700      $   518,000
     Income taxes paid                    2,000,000        4,428,000








<F4>
          See notes to condensed consolidated financial statements.



                  MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               SIX MONTHS ENDED APRIL 2, 1995 AND APRIL 3, 1994



NOTE 1: The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] necessary for a fair presentation have been included. Operating results for the six months ended April 2, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report to shareholders on Form 10-K for the year ended September 30, 1994.

NOTE 2: Inventories consist of electronic components, computer peripherals and wire products held for resale and components used in the assembly of connectors and are priced at the lower of cost or market by the use of an estimated gross profit percentage.

NOTE 3: Earnings per share were calculated by dividing the Company's net earnings by the weighted average number of common and common equivalent shares outstanding during each period. Earnings for the prior year were restated to give effect to a stock split [Note 4].

NOTE 4: On August 9, 1994, the Board of Directors declared a two-for-one stock split in the form of 100% stock dividend payable on September 23, 1994 to stockholders of record on August 30, 1994. Accordingly, the weighted average common shares outstanding for the three months and six months ended April 3, 1994 were restated to give effect to this stock split.

Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

     The Company relies upon cash flow provided from operations and bank financing to provide the cash flow necessary for its business operations. On September 29, 1993, the Company entered into an unsecured revolving credit agreement with two major money center banks which provides for maximum borrowings of $20,000,000. This agreement was amended in December 1993 to provide for additional borrowings of $10,000,000 allowing for maximum borrowings of $30,000,000. This facility permits the Company to borrow at the banks' prime rate less a negotiated discount for one of the banks, or at its option, the banks' Bankers Acceptance Discount Rate plus negotiated commissions or the banks' Eurodollar rate plus negotiated commissions. At April 2, 1995, the banks' prime rate available to the Company after adjustment for a negotiated discount, was 8.67%, the Bankers Acceptance discount Rate including the negotiated commissions was 7.07% weighted average interest rate and the Eurodollar rate including the negotiated commissions was 7.05% weighted average interest rate. Maximum borrowings are based on the sum of 90% of eligible receivables and the lower of 50% of eligible inventory or $9,000,000. The agreement as amended expires on December 31, 1996 and any outstanding balances on such date are to be repaid.
     The Company does not currently have or anticipate material commitments for capital expenditures. Working capital at April 2, 1995 amounted to $54,800,000 versus $47,400,000 at September 30,
1994. At April 2, 1995, liabilities to net worth ratio [leverage] was 1.66 times the stockholders' equity.

     The Company believes that its cash flow requirements for fiscal 1995 and future years will be met by its operating results and the use of bank borrowings.


Six months ended April 2, 1995
Compared to the six months ended
April 3, 1994

Results of Operations

     Net sales were $111,611,000 for the first half of fiscal 1995 compared to $87,427,000 in the like period in the preceding year. This increase in sales volume of approximately 28% resulted primarily from improved customer demand for most product lines. Gross profit decreased from 23.5% in 1994 to 22.5% in 1995 as a result of changes in product mix and increased competition. Selling, general and administrative expenses amounted to $18,176,000 [16.3% of sales] in the first half of fiscal 1995 compared to $14,659,000 [16.8% of sales] in the comparable period in 1994. The increase in selling, general and administrative expenses of $3,517,000 is primarily due to additional costs required to support a higher level of sales, including higher commission expenses. Interest costs in the first half of 1995 amounted to $792,000 [0.7% of sales] compared to $505,000 [0.6% of sales] in the previous year as a result of additional borrowings and higher interest rates in 1995. Income tax expense amounted to $2,273,000 [37% of pre-tax income] in the fiscal 1995 period compared to $1,983,000 [37% of pre-tax income] in the comparable period of the preceding year. The effective tax rate for the current year is different than the statutory rate of 34% due to the varying tax rates of the different taxing jurisdictions, including those of a United States territory whose effective tax rate is lower than the statutory tax rate.

     Net income was $3,871,000 for the six months ended April 2, 1995 as compared to $3,376,000 for the same period in the preceding year as a result of the above factors.


Three months ended April 2, 1995
Compared to the three months ended
April 3, 1994

Results of Operations

     Net sales were $60,328,000 in the second quarter of fiscal 1995 compared to $44,614,000 in the like period in the preceding year. This increase in sales volume of approximately 35% resulted primarily from improved customer demand across a broad spectrum of product lines. Gross profit decreased from 23.2% in the second fiscal quarter of 1994 to 22% in the same period in 1995 as a result of changes in product mix and increased competition. Selling, general and administrative expenses amounted to $9,534,000 [15.8% of sales] in the second quarter of fiscal 1995 compared to $7,364,000 [16.5% of sales] in the comparable quarter in the 1994 fiscal year. The increase in selling, general and administrative expenses of $2,170,000 or 29% when compared to the like period in the preceding year is primarily due to increases in salaries, commissions and other costs needed to support the higher sales volume. Interest costs in the current quarter amounted to $452,000 [0.7% of sales] compared to $263,000 [0.6% of sales] in the previous year as a result of higher levels of borrowing and higher interest rates. Income taxes amounted to $1,226,000 [37% of pre-tax income] in the fiscal 1995 period and $1,014,000 [37% of pre-tax income] in the comparable quarter of the preceding year. The effective tax rate for the current year is different than the statutory rate of 34% due to the varying tax rates of the different tax jurisdictions, including those of a United States territory whose effective tax rate is lower than the statutory tax rate.

     Net income was $2,087,000 for the fiscal quarter ended April
2, 1995 compared to $1,726,000 for the second quarter of fiscal
1994 as a result of the factors previously discussed.

                        PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

     (a) The Exhibit Index, which follows the signature page of this Report on Form 10-Q, is incorporated herein by reference.

     (b) No reports on Form 8-K were filed by registrant during the quarter for which this Report is filed.


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date  May 3, 1995           MILGRAY ELECTRONICS, INC.
                            [Registrant]



                        By:
                            John Tortorici, Vice President-Finance
                            [Authorized officer and principal
                             financial officer]

                MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES


                               EXHIBIT INDEX






4(xi) Tenth Amendment and Waiver dated as of March 3, 1995 to the Credit Agreement dated as of September 29, 1993, as amended

27      Financial Data Schedule