Form 10-Q
period 1995-07-02
MILGRAY ELECTRONICS INC
filed 1995-08-09
CIK 66270

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended July 2, 1995           Commission file no. 0-10611


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


               Common stock, 3,386,588 shares as of July 31, 1995

                MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

                                   INDEX


                                                       Page No.

Part I -  Financial Information

          Condensed Consolidated Balance Sheets -
               July 2, 1995 and September 30, 1994        2

          Consolidated Statement of Stockholders'
               Equity - Nine Months Ended
               July 2, 1995                               3

          Condensed Consolidated Statements of
               Income - Nine Months Ended
               July 2, 1995 and July 3, 1994 and
               Three Months Ended July 2, 1995 and
               July 3, 1994                               4

          Condensed Consolidated Statements of Cash
               Flows - Nine Months Ended July 2, 1995
               and July 3, 1994                           5

          Notes to Condensed Consolidated Financial
               Statements                                 6

          Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                 7


Part II - Other Information

          Item 6 - Exhibits and Reports on Form 8-K      10

          Signatures                                     10

          Exhibit Index                                  11

                         PART I - FINANCIAL INFORMATION
                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                               July 2,    September 30,
                                               1995            1994

      ASSETS

Current assets
  Cash and cash equivalents                $ 1,809,794      $ 2,387,945
  Other current assets                         736,266        1,163,096
  Trade accounts receivable                 36,173,223       29,527,495
  Inventories                               50,037,930       33,676,367

      Total current assets                  88,757,213       66,754,903

Property, plant and equipment -
  at cost less accumulated
  depreciation and amortization of
  $2,201,091 at July 2, 1995 and
  $1,815,986 at September 30, 1994           3,352,298        3,248,045

Other assets                                   387,686          441,326

                                           $92,497,197      $70,444,274

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                         $25,134,666      $15,529,987
  Other current liabilities                  4,292,783        3,865,814

      Total current liabilities             29,427,449       19,395,801

Long-term debt                              28,120,833       22,733,333

Deferred income taxes payable                  317,247          317,247

Stockholders' equity
  Common stock - par value $.25 per share
      Authorized 4,000,000 shares; issued
      3,430,314 shares at July 2, 1995
      3,398,314 at September 30, 1994          857,579          849,579
  Capital in excess of par value               835,131          729,801
  Retained earnings                         33,008,714       26,488,269
                                            34,701,424       28,067,649

  Less treasury stock - at cost [43,726
      shares at July 2, 1995 and
      September 30, 1994]                       69,756           69,756
                                            34,631,668       27,997,893
                                           $92,497,197      $70,444,274



<F1>
           See notes to condensed consolidated financial statements.




                               MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                     NINE MONTHS ENDED JULY 2, 1995

                                                                Capital
                                                              in Excess
                                            Common Stock         of Par
Retained        Treasury
                            Shares      Amount      Value      Earnings
Stock          Total


Balance,
 September 30, 1994        3,398,314   $849,579   $729,801  $26,488,269
$[69,756]     $27,997,893

 Options exercised            32,000      8,000    105,330                                  113,330

 Net Income                                                   6,520,445                   6,520,445

Balance
 July 2, 1995              3,430,314    $857,579  $835,131  $33,008,714
$[69,756]     $34,631,668









<F2>
                        See notes to condensed consolidated financial statements
 .


                               MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                         NINE MONTHS ENDED                           THREE MONTHS ENDED
                                       July 2,       July 3,       July 2,        July 3,
                                         1995          1994          1995           1994

Net Sales                            $175,078,318  $133,099,636  $ 63,467,651   $ 45,672,282

Costs and expenses
    Cost of sales                     134,938,362   102,396,947    48,439,068     35,492,743
    Selling, general and admini-
       strative expenses               28,441,860    22,608,601    10,265,868      7,949,970
    Interest expense                    1,280,651       784,609       489,134        279,511

                                      164,660,873   125,790,157    59,194,070     43,722,224

Income before income taxes             10,417,445     7,309,479     4,273,581      1,950,058

Income taxes                            3,897,000     2,631,000     1,624,000        648,000

Net income                            $ 6,520,445   $ 4,678,479   $ 2,649,581    $ 1,302,058

Earnings per share                  $        1.93 $        1.40 $         .78  $         .39

Weighted average common and common
    equivalent shares outstanding       3,372,508     3,345,406     3,386,588      3,354,588








<F3>
                        See notes to condensed consolidated financial statements
 .



                  MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        NINE MONTHS ENDED
                                             July 2,       July 3,
                                             1995          1994

Cash flows from operating activities

   Net cash used in
      operating activities              $[5,405,220]  $[3,881,125]

Cash flows from investing activities
   Acquisition of property and
      equipment                            [489,362]     [819,217]

      Net cash used in investing
         activities                        [489,362]     [819,217]

Cash flows from financing activities
   Decrease in
      Notes payable - bank                 [184,398]      [45,950]
   Increase in long-term debt,
      including current maturities         5,387,500     4,371,900
   Other                                     113,330       456,046

      Net cash provided by
         financing activities              5,316,432     4,781,996

      Net increase [decrease] in cash      [578,150]        81,654

Cash at beginning of year                  2,387,944     1,869,954

Cash at end of period                    $ 1,809,794   $ 1,951,608

Supplemental cash flow information:
   Interest paid                         $ 1,285,000  $    795,000
   Income taxes paid                       3,183,000     5,092,000









<F4>
          See notes to condensed consolidated financial statements.


                  MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               NINE MONTHS ENDED JULY 2, 1995 AND JULY 3, 1994



NOTE 1: The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] necessary for a fair presentation have been included. Operating results for the nine months ended July 2, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report to shareholders on Form 10-K for the year ended September 30, 1994.

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

NOTE 4: On August 9, 1994, the Board of Directors declared a two-for-one stock split in the form of 100% stock dividend payable on September 23, 1994 to stockholders of record on August 30, 1994. Accordingly, the weighted average common shares outstanding for the three months and nine months ended July 3, 1994 were restated to give effect to this stock split.

Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

   The Company relies upon cash flow provided from operations and bank financing to provide the cash flow necessary for its business operations. The Company presently has an unsecured revolving credit agreement with two major money center banks which provides for maximum borrowings of $30,000,000. This facility permits the Company to borrow at the banks' prime rate less a negotiated discount for one of the banks, or at its option, the banks' Bankers Acceptance Discount Rate plus negotiated commissions or the banks' Eurodollar rate plus negotiated commissions.
At July 2, 1995, the banks' prime rate available to the Company after adjustment for a negotiated discount, was 8.67%, the Bankers Acceptance Discount Rate including the negotiated commissions was 7.07% weighted average interest rate and the Eurodollar rate including the negotiated commissions was 6.99% weighted average interest rate. Maximum borrowings are based on the sum of 90% of eligible receivables and the lower of 50% of eligible inventory or $9,000,000. The agreement, as amended, expires on December 31, 1996 and any outstanding balances on such date are to be repaid.

   On August 1, 1995, the Company received a commitment with respect to proposed financing of up to $50,000,000 on an unsecured revolving credit basis from its principal lender, subject to acceptance by two other participating banks and subject to execution by the parties of a contemplated credit agreement and compliance with the conditions therein. The contemplated facility will generally permit the Company to borrow at the banks' prime rate, or at its option, the banks' Bankers Acceptance Discount Rate plus negotiated commissions or the banks' Eurodollar rate plus negotiated commissions. These commissions range from a low of 75 basis points to a high of 125 basis points and are subject to the Company's achievement of certain financial ratios. If the Company had been subject to the contemplated agreement at July 2, 1995, its negotiated commissions would have been 75 basis points. Maximum borrowings under the contemplated agreement will be based on the sum of 90% of eligible receivables and the lower of 50% of eligible inventory or $20,000,000. The contemplated agreement will be for a period of three years from the closing date and any outstanding balances on such closing date are to be repaid.

   The Company does not currently have or anticipate material commitments for capital expenditures. Working capital at July 2, 1995 amounted to $59,300,000 versus $47,400,000 at September 30, 1994. At
July 2, 1995, liabilities to net worth ratio [leverage] was 1.67 times the stockholders' equity.

   The Company believes that its cash flow requirements for fiscal 1995 and future years will be met by its operating results and the use of bank borrowings.

Nine months ended July 2, 1995
Compared to the nine months ended
July 3, 1994

Results of Operations

   Net sales were $175,078,000 for the first nine months of fiscal 1995 compared to $133,100,000 in the like period in the preceding year. This increase in sales volume of approximately 32% resulted primarily from improved customer demand for most product lines. Gross profit decreased from 23.1% in 1994 to 22.9% in 1995 as a result of changes in product mix and increased competition. Selling, general and administrative expenses amounted to $28,442,000 [16.2% of sales] in the first nine months of fiscal 1995 compared to $22,609,000 [17.0% of sales] in the comparable period in 1994. The increase in selling, general and administrative expenses of $5,833,000 is primarily due to additional costs required to support a higher level of sales, including higher commission expenses. Interest costs in the first half of 1995 amounted to $1,281,000 [0.7% of sales] compared to $785,000 [0.6% of sales] in the previous year as a result of additional borrowings and higher interest rates in 1995.


Income tax expense amounted to $3,897,000 [37% of pre-tax income] in the fiscal 1995 period compared to $2,631,000 [36% of pre-tax income] in the
comparable period of the preceding year.   The effective tax rate for the
current year is different than the statutory rate of 34% due to the varying tax rates of the different taxing jurisdictions, including those of a United States territory whose effective tax rate is lower than the statutory tax rate.

   Net income was $6,520,000 for the nine months ended July 2, 1995 as compared to $4,678,000 for the same period in the preceding year as a result of the above factors.


Three months ended July 2, 1995
Compared to the three months ended
July 3, 1994

Results of Operations


   Net sales were $63,468,000 in the third quarter of fiscal 1995 compared to $45,672,000 in the like period in the preceding year. This increase in sales volume of approximately 39% resulted primarily from improved customer demand across a broad spectrum of product lines. Gross profit increased from 22.3% in the third fiscal quarter of 1994 to 23.7% in the same period in 1995 as a result of improving market conditions and changes in product mix. Selling, general and administrative expenses amounted to $10,266,000 [16.2% of sales] in the third quarter of fiscal 1995 compared to $7,950,000 [17.4% of sales] in the comparable quarter in the 1994 fiscal year. The increase in selling, general and administrative expenses of $2,316,000 or 29% when compared to the like period in the preceding year is primarily due to increases in salaries, commissions and other costs needed to support the higher sales volume.

Interest costs in the current quarter amounted to $489,000 [0.8% of sales] compared to $280,000 [0.6% of sales] in the previous year as a result of higher levels of borrowing and higher interest rates. Income taxes amounted to $1,624,000 [38% of pre-tax income] in the fiscal 1995 period and $648,000 [33% of pre-tax income] in the comparable quarter of the preceding year. The effective tax rate for the current year is different than the statutory rate of 34% due to the varying tax rates of the different tax jurisdictions, including those of a United States territory whose effective tax rate is lower than the statutory tax rate.

   Net income was $2,650,000 for the fiscal quarter ended July 2, 1995 compared to $1,302,000 for the third quarter of fiscal 1994 as a result of the factors previously discussed.

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



Date August 8, 1995     MILGRAY ELECTRONICS, INC.
                                  [Registrant]



                        By:   John Tortorici
                             John Tortorici, Vice President-Finance
                             [Authorized officer and principal
                              financial officer]

                MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES


                               EXHIBIT INDEX






27            Financial Data Schedule