Form 10-K
period 1995-09-30
MILGRAY ELECTRONICS INC
filed 1995-12-26
CIK 66270

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                 --------

                               FORM 10-K


| X |  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the fiscal year ended      September 30, 1995
                         -------------------------------------------------

                                    OR

|   |  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                                           Commission file number  0-10611
                                                                  --------


                         MILGRAY ELECTRONICS, INC.
--------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                   NEW YORK                                 13-5600636
------------------------------------------------      --------------------
 (State or other jurisdiction of incorporation           (I.R.S. Employer
                or organization)                        Identification No.)


  77 Schmitt Boulevard, Farmingdale, New York                 11735
------------------------------------------------      --------------------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code      (516) 420-9800
                                                   ------------------------


Securities registered pursuant to Section 12(b) of the Act:

                                  NONE

Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, Par Value 25 Cents per Share




                      [Cover page 1 of 2 pages]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No    .
                                                    ---     ---

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  (   )

   The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the selling price of such stock as of December 11, 1995) was $31,399,968.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 11, 1995.

                     6,773,176 shares of Common Stock
                       25 cents par value per share





















                      [Cover page 2 of 2 pages]

                                  PART I
                                  ------

Item 1.       Business.
------        --------

              The registrant is a distributor mainly of electronic

components produced by a large number of manufacturers.  The items sold by the registrant consist principally of semiconductors, electromechanical de-

vices (principally relays and electronic hardware), passive components and computer products.  During the 1993, 1994 and 1995 fiscal years, the approximate percentage of registrant's gross sales volume represented by semiconductors, by electromechanical devices, by passive components and by computer products was as follows:

                              Electromechanical     Passive     Computer
             Semiconductors        Devices        Components    Products
             --------------   -----------------   ----------    --------

    1995          68%                5%              19%          8%
    1994          68%                7%              17%          8%
    1993          66%                7%              18%          9%

              The registrant's sales are made to more than 12,000

customers, located principally in the United States, Canada and Western

Europe.  During 1995 no customer accounted for more than 4% of the sales volume of the registrant.  During 1995 approximately 93% of registrant's gross sales volume was represented by sales to customers in the United

States, and approximately 7% by export sales from the United States to customers in Western Europe and North America.  The registrant has not encountered significantly greater risks in connection with its foreign sales as compared with its domestic sales.

              The registrant's business is highly competitive in all of the principal markets in which the registrant sells its products.  The registrant is in competition with other similar firms, and, to some extent,

with its own suppliers who sell direct to consumers, industrial customers and institutional users; and many of the registrant's competitors have greater financial resources than the registrant.  The methods of competition relate principally to price of products and availability of particular items at the time ordered by customers.

              In order to compete effectively and to meet delivery

requirements of customers, the registrant carries significant amounts in inventory of a large number of items, principally in the categories referred to above.  Collections on most of the registrant's sales have averaged approximately 54 days during the course of the 1995 fiscal year.

              The registrant purchases its products from a large number of suppliers, principally under franchise arrangements which, for the most part, may be cancelled by either party upon 30 days' notice, subject to the terms and conditions of the particular agreements.  These franchise arrangements are an important factor in the registrant's business, and cancellation of a franchise by a major supplier could adversely affect the registrant's business unless replaced by a comparable arrangement.  During the 1995 fiscal year, products purchased from the registrant's three largest suppliers accounted for approximately 13%, 11% and 9%,

respectively, of the registrant's total sales volume.

              The registrant's backlog of unfilled orders at September 30,

1995 was approximately $71,300,000 as compared to approximately $54,700,000 at September 30, 1994.

              The registrant has approximately 500 employees.

              The following table sets forth the approximate amount of the registrant's export sales for the 1993, 1994 and 1995 fiscal years.

                  1993             1994              1995
                  ----             ----              ----

              $10,100,000      $12,500,000       $16,300,000


Item 2.       Properties.
------        ----------

              The registrant owns land and a building in Farmingdale, New

York.  This building contains approximately 80,000 square feet of space which are used for executive and sales offices and as an assembly,

warehousing and shipping center.  In addition, the registrant as of Decem-

ber 21, 1995 leased approximately 129,000 square feet of space at various locations as set forth below:

                                        Approximate      Expiration
                                           Square          Date of
  Location          Function              Footage           Lease
  --------          --------            -----------      ----------

Columbia,
Maryland          Sales Office             2,200     August 31, 1998

Wilmington,
Massachusetts     Sales Office             3,000     August 31, 1996

Cleveland,
Ohio              Sales Office             1,900     July 31, 1998

Mount Laurel
Township,
New Jersey        Sales Office             2,600     October 31, 1999

                                        Approximate      Expiration
                                           Square          Date of
  Location          Function              Footage           Lease
  --------          --------            -----------      ----------

Parsippany,
New Jersey        Sales Office             1,900     July 31, 1997 (1)

Orlando,
Florida           Sales Office             2,700     April 30, 1996

Kansas City,
Kansas            Sales Office             1,400     September 30, 1999

Milford,
Connecticut       Sales Office             2,100     May 31, 1996 (2)

Atlanta,
Georgia           Sales Office             2,400     March 31, 1997

Pittsford,
New York          Sales Office             2,200     June 30, 1999

Palatine,
Illinois          Sales Office             2,800     November 30, 1999

Austin,
Texas             Sales Office             1,700     March 31, 1996

Dallas,
Texas             Sales Office             2,200     October 31, 1997

Salt Lake City,
Utah              Sales Office             2,100     March 31, 1996

Toronto,
Canada            Sales Office             2,100     November 30, 1996

Montreal,
Canada            Sales Office             1,100     August 31, 1996 (2)
________

(1) Renewable at the option of the registrant for three successive one-year periods.

(2)  Renewable at the option of the registrant for a term of two years.

                                        Approximate      Expiration
                                           Square          Date of
  Location          Function              Footage           Lease
  --------          --------            -----------      ----------

Canovanas,        Assembly, Warehousing
Puerto Rico       and Shipping Center     11,400     June 30, 1998

Thousand Oaks,
California        Sales Office             2,900     April 30, 1997 (2)

Oxnard,           Warehousing and
California        Shipping Center         12,800     March 31, 1999 (2)

Irvine,
California        Sales Office             3,000     September 19, 1997

San Jose,         Marketing and
California        Administrative Office    1,900     December 23, 1996

San Jose,
California        Sales Office             3,900     February 29, 2000

Houston,
Texas             Sales Office             2,600     January 31, 2001

Raleigh,
North Carolina    Sales Office             1,100     Month to Month

San Diego,
California        Sales Office             4,000     September 30, 1999

Westminster,
Colorado          Sales Office             2,100     October 14, 2000 (3)

Huntsville,
Alabama           Sales Office             2,200     October 31, 1998 (1)
___________

(1) Renewable at the option of the registrant for three successive one-year periods.

(2)  Renewable at the option of the registrant for a term of two years.

(3)  Renewable at the option of the registrant for a term of three years.

                                        Approximate      Expiration
                                           Square          Date of
  Location          Function              Footage           Lease
  --------          --------            -----------      ----------

Indianapolis,
Indiana           Sales Office             1,700     February 28, 1998 (4)

Beaverton,
Oregon            Sales Office             2,300     December 31, 1999

Edgewood,         Assembly and
New York          Administrative Office    4,300     March 31, 2001

Las Vegas,
Nevada            Warehouse               38,400     March 31, 2001
___________

 (4) Renewable at the option of the registrant for two successive terms of three years each.


Item 3.       Legal Proceedings.
------        -----------------

              There is no information required to be reported under this

Item.



Item 4.       Submission of Matters to a Vote of Security Holders.
------        ---------------------------------------------------

              (i)   Annual Meeting

                    (a)  The registrant's annual meeting was held on July

19, 1995.

                    (b)  The following persons (being all of the directors

of the registrant) were elected as directors at the annual meeting: Herbert

S. Davidson, Robert G. Davidoff, Richard Hyman and Herschel M. Weinberg.

                    (c)  The only matter voted upon at the registrant's

annual meeting was the election of directors. The following shares were voted in favor of the election of each of the following directors: Herbert

S. Davidson - 3,275,698, Richard Hyman and Robert G. Davidoff - 3,276,098

and Herschel M. Weinberg - 3,275,998.  Of the 3,295,398 shares present in person or represented by proxy at the meeting, the votes of 19,700 shares were withheld or not voted in respect of the election of Herbert S.

Davidson, the votes of 19,300 shares were withheld or not voted in respect of the election of Robert G. Davidoff and Richard Hyman and the votes of

19,400 shares were withheld or not voted in respect of the election of

Herschel M. Weinberg.  A total of 91,190 of the registrant's outstanding shares were not present in person or represented by proxy at the meeting.

              (ii)  Special Meeting

                    (a)  A special meeting of shareholders of the

registrant was held on September 20, 1995.

                    (b)  Not applicable.

                    (c)  The only matter voted upon was the proposed

amendment of the certificate of incorporation of the registrant to increase the authorized capital stock of the registrant to $15,000,000 and increase the number of shares of which the capital stock is to consist to 60,000,000 shares of the par value of 25 cents each.  3,021,374 shares were voted for,

and 184,930 shares were voted against the proposed amendment.  200 shares abstained from voting.  A total of 180,084 shares of the registrant's outstanding shares were not present in person or represented by proxy at the meeting.

                                  PART II
                                  -------


Item 5.       Market for Registrant's Common Equity and
------        Related Stockholder Matters.
              ------------------------------------------

              (a)  The registrant's common stock is traded in the over-the-

counter market.  The following table sets forth the range of high and low bid quotations for such stock for each quarterly period during the 1994 and

1995 fiscal years.  Said quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.  Quotations in the table below have been adjusted to reflect the 2 for 1 stock split effected in the form of a 100% stock dividend effective September 23, 1994 and the 2 for 1 stock split effected in the form of a 100% stock dividend effective October 19, 1995.

                              1994                       1995
                              ----                       ----


                       Low Bid    High Bid        Low Bid    High Bid
                       -------    --------        -------    --------

    1st Quarter          5.44       7.37            5.87       7.12
    2nd Quarter          6.31       7.94            6.00       7.87
    3rd Quarter          7.37       8.50            6.00      13.69
    4th Quarter          6.62       7.75           11.12      16.50

              (b)  As of August 22, 1995, this being the record date in

connection with the registrant's special meeting of shareholders held on

September 20, 1995, there were approximately 155 record holders.  Taking into account participants in security position listings of the registrant's common stock and requests by brokerage houses and other nominees for proxy material to be forwarded to their principals (and expense reimbursement in connection with such forwarding), the registrant estimates that on said record date there were approximately 928 beneficial holders of its common stock.

              (c)  The registrant has not declared any dividends during the last two years.

              The registrant is a party to a Credit Agreement (the "Credit

Agreement") with Chemical Bank, Fleet Bank and First Union Bank of North

Carolina (the "Banks").  Under the provisions of the Credit Agreement, the registrant is not permitted to declare or pay dividends, or make other distributions upon the registrant's stock (with certain exceptions,

including stock dividends, set forth in the Credit Agreement) so long as the Credit Agreement remains in effect or any amount is owing to the Banks under the Credit Agreement or in connection with the Transactions thereunder.

Item 6.       Selected Financial Data.
              -----------------------

                  (In Thousands Except Per Share Data)

                               Nine Months
                                  Ended
                              September 30           Year Ended September 30,
                              ------------    ---------------------------------

                                  1991       1992       1993        1994     1995
                                  ----       ----       ----        ----     ----
Statement of Income Data:

Net Sales                      $ 74,819   $118,054   $150,295   $181,844   $239,519

Income (loss) before
 income taxes                    (2,293)     1,508      7,923      9,653     14,954

Net income (loss)                (1,533)     1,094      5,148      6,193      9,316

Net income (loss) per share:*

  Net income (loss) per share      (.24)       .17        .78        .93       1.38

  Common shares and equiv-
    alents outstanding        6,229,520  6,229,520  6,588,644  6,695,170  6,752,056


Balance Sheet Data:

Total Assets                     40,232     45,853     63,100     70,444    101,278

Long Term Obligations            15,697     14,460     17,971     22,733     31,633



*Number of shares outstanding and income (loss) per share were restated to reflect a 2 for 1 split effected in the form of a 100% stock dividend effective October 19, 1995 and a 2 for 1 split effected in the form of a 100% stock dividend effective September 23, 1994 and a 2 for 1 split effected in the form of a 100% stock dividend effective June 14, 1993.

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.
              -------------------------------------------------


Liquidity and Capital Resources
-------------------------------

              The registrant relies upon cash flow provided from opera-

tions and bank financing to provide the cash flow necessary for its busi-

ness operations.  On November 7, 1995, the registrant entered into an unsecured revolving credit agreement with three banks which provides for maximum borrowings of $50,000,000.  This facility permits the registrant to borrow at the banks' prime rate less a negotiated discount for one of the banks, or at registrant's option, the banks' Eurodollar rate plus negotiated commissions or the banks' Bankers Acceptance Discount Rate plus negotiated commissions.  At September 30, 1995, the banks' prime rate available to the registrant, after adjustment for a negotiated discount,

was 8.42% weighted average interest rate, the Bankers Acceptance Discount

Rate including the negotiated commissions was 6.92% weighted average interest rate and the Eurodollar rate plus the negotiated commissions was

6.79% weighted average interest rate.  Maximum borrowings are based on the sum of 90% of eligible receivables and the lower of 50% of eligible inventory or $20,000,000.  The agreement as amended expires on December 31,

1998 and any outstanding balances are to be repaid.

              The registrant does not currently have or anticipate having material commitments for capital expenditures.  Working capital at

September 30, 1995 amounted to $65,700,000 versus $47,400,000 at September

30, 1994.  At September 30, 1995, liabilities to net worth ratio (leverage)

was 1.72 times the registrant's tangible net worth at September 30, 1995,

compared to 1.52 times at September 30, 1994.  The decline in the leverage ratio is principally due to the additional liabilities resulting from the increase of $9,800,000 in accounts receivable and $21,800,000 in inventory net of the registrant's net income of $9,300,000.  The increases in both operating assets (accounts receivable and inventory) were principally the result of increased levels of business.

              The registrant believes that its cash flow requirements for fiscal 1996 will be met by its operating results and the use of its bank credit facility.

Results of Operations
---------------------

              Net sales amounted to $239,519,000 for the fiscal year ended

September 30, 1995 compared to $181,844,000 for the preceding year, an in-

crease of $57,675,000.  This increase in sales volume of 32% resulted pri-

marily from significant improvement in customer demand across a broad spec-

trum of product lines, higher sales from the registrant's newer locations and increased sales productivity on the part of the registrant's employees.

Sales for fiscal 1994 increased by $31,549,000 to $181,844,000, an increase of 21%.  The increase in sales volume was also due to increased customer demand for the registrant's products, to increased sales productivity on the part of the registrant's employees and higher sales volume from the registrant's newer locations.  Gross profit was $56,062,000 (23.4% of sales) for fiscal 1995, and $41,765,000 (23.0% of sales) for fiscal 1994 and $35,546,000 (23.7% of sales) for fiscal 1993.  Gross profit rates have stayed in the 23% to 24% range in spite of intense competition in the elec-

tronics distribution industry.

              Selling, general and administrative expenses amounted to

$39,292,000 (16.4% of sales) for fiscal 1995, $31,000,000 (17.0% of sales)

for fiscal 1994 and $26,679,000 (17.8% of sales) for fiscal 1993.  The con-

tinuing decline in selling, general and administrative expenses as a percentage of sales is attributable to continuing productivity gains by the registrant's employees.

              Interest expenses amounted $1,816,000 (0.8% of sales) for

fiscal 1995, $1,111,000 (0.6% of sales) for fiscal 1994 and $944,000 (0.6%

of sales) in fiscal 1993.  The increase in interest expense in fiscal 1995 over fiscal 1994 is primarily due to increased borrowing resulting from in-

creasing levels of inventory and accounts receivable.

              Income taxes amounted to $5,638,000 (38% of pre-tax income),

$3,460,000 (36% of pre-tax income) and $2,775,000 (35% of pre-tax income)

for fiscal 1995, 1994 and 1993 respectively.  These tax rates differ from the statutory federal income tax rate of 34% because of the impact of oper-

ating profits of a subsidiary in a United States territory which are taxed at a tax rate which is lower than the statutory federal income tax rate,

and the effect of state and local income and franchise taxes.

              Net income for the year ended September 30, 1995 amounted to

$9,316,000 compared to $6,193,000 for fiscal 1994 and $5,148,000 for fiscal

1993, as a result of the above factors.


Item 8.       Financial Statements and Supplementary Data.
------        -------------------------------------------

              There are hereby incorporated by reference the Financial

Statements and accompanying Notes together with the report of Grant

Thornton LLP, Independent Certified Public Accountants, appearing elsewhere in this Annual Report on Form 10-K.


Item 9.       Changes in and Disagreements with Accountants on
------
              Accounting and Financial Disclosure.
              ------------------------------------------------

              There is no information required to be reported under this

Item.

                                  PART III
                                  --------




Item 10.      Directors and Executive Officers of the Registrant.
-------       --------------------------------------------------

              Directors serve until the next annual meeting and until the election and qualification of their successors.  Officers are elected by,

and serve at the pleasure of, the Board of Directors.  The following in-

formation is submitted with respect to each director and executive officer of registrant.


                                     Positions        Date        Date
                                  Presently Held     Elected     Elected
                                     with the          as      to Present
         Name             Age       Registrant      Director     Office
---------------------     ---     --------------    --------   ----------

Herbert S. Davidson (1)    73   Director, Presi-       1951       1951
                                dent and Chair-
                                man of the Board

Robert G. Davidoff (1)     68    Director              1961

Herschel M. Weinberg       68    Director and          1961       1969
                                 Secretary

Richard Hyman              53    Director,             1987       1975 (2)
                                 Executive Vice
                                 President and
                                 Vice President-
                                 Sales/Marketing

John Tortorici             56    Vice President-                  1982 (3)
                                 Finance, Treas-
                                 urer and Assis-
                                 tant Secretary
__________

(1)  Robert G. Davidoff is the brother of Herbert S. Davidson.

(2)  Executive Vice President since April 1987.

(3)  Vice President-Finance since December 1983.

              Principal occupations of directors and executive officers of the registrant during the past five years:

              Herbert S. Davidson has been the registrant's President and

Chief Executive Officer for more than five years prior to the date hereof.

              Richard Hyman has been Executive Vice President and Vice

President-Sales/Marketing of the registrant for more than five years prior to the date hereof.

              John Tortorici has been Vice President-Finance and Treasurer of the registrant for more than five years prior to the date hereof.

              Robert G. Davidoff has been a Vice President of Carl Marks &

Co., Inc., investment bankers, New York, New York, for more than five years prior to the date hereof.  Mr. Davidoff is presently a director of Hubco

Exploration, Inc., Rex Stores, Inc., Consco Enterprises, Inc., Sidari

Corp., Paging Partners Corp. and Marisa Christina, Inc.

              Herschel M. Weinberg has been a practicing attorney in New

York City for more than five years prior to the date hereof.

              During 1994, Richard Hyman failed to file with the Securities and Exchange Commission (the "S.E.C.") on a timely basis two required reports with respect to one transaction involving the sale of common stock of the registrant beneficially owned by him.  This transaction was later reported by him in a filing with the S.E.C.


Item 11.      Executive Compensation.
-------       ----------------------

                        Summary Compensation Table
                        --------------------------

              The following table sets forth certain summary information with respect to compensation for the periods indicated therein of the registrant's Chief Executive Officer and each of the other most highly compensated executive officers whose annual salary and bonus for the last fiscal year exceeded $100,000 (such Chief Executive Officer and executive officers being sometimes hereinafter referred to in this 10-K Annual Report as "named executive officers").


        (a)                                                     (e)
      Name and            (b)        (c)          (d)         All Other
 Principal Position      Year      Salary        Bonus      Compensation*
--------------------     ----     --------     --------     -------------

Herbert S. Davidson      1995     $299,961     $210,000        $6,750
  President and          1994      184,534      150,000         4,500
  Chairman of            1993      183,360      150,000         2,728
  the Board

Richard Hyman            1995      295,015      210,000         6,750
  Executive Vice         1994      277,897      150,000         4,500
  President and          1993      277,611      150,000         4,056
  Vice President-
  Sales/Marketing

John Tortorici           1995      168,022       70,000         6,750
  Vice President-        1994      155,366       50,000         4,500
  Finance and            1993      144,868       45,000         2,516
  Treasurer
____________


*Represents portion of registrant's contribution under its Profit Sharing and 401(k) Plan allocated to the named executive officers.


             Aggregated Option Exercises in Last Fiscal Year
                    and Fiscal Year End Option Values
             -----------------------------------------------

              The following table sets forth certain information regarding options exercised by the named executive officers during the 1995 fiscal year and options held by the named executive officers at the end of the

1995 fiscal year.  The number of shares shown on this table has been adjusted to reflect a 2 for 1 stock split effected as a 100% stock dividend in October 1995.

                                                                 (e)
                                                              Value of
                                                 (d)         Unexercised
                         (b)                 Unexercised     In-the-Money
                        Shares       (c)      Options on     Options on
        (a)          Acquired on    Value   September 30,   September 30,
       Name            Exercise   Realized       1995            1995
------------------   -----------  --------  -------------   -------------

Herbert S. Davidson      -0-         -0-         -0-             -0-
Richard Hyman           64,000    $358,670       -0-             -0-
John Tortorici           -0-         -0-         -0-             -0-


Item 12.      Security Ownership of Certain Beneficial Owners
-------
              and Management.
              -----------------------------------------------

    (a)          The following information is submitted with respect to

voting securities of the registrant beneficially owned by each person who is known by the registrant to own beneficially more than 5% of any class of such securities:

                                                (3)
      (1)                                   Amount and            (4)
     Title               (2)                 Nature of          Percent
      of         Name and Address of        Beneficial             of
     Class         Beneficial Owner          Ownership           Class
   -------       -------------------       --------------       -------

    Common        Herbert S. Davidson        3,743,264 (1)         55%
    Stock         293 Birch Drive
                  Roslyn, NY 11576


(1) Includes 731,632 shares of the registrant owned by H. S. Davidson As-sociates, Inc. Herbert S. Davidson may be deemed to be a "control person" of the registrant within the meaning of the Securities Ex-change Act of 1934. Information is as of December 11, 1995.

              (b)  The following information is submitted as of Decem

ber 11, 1995 with respect to each class of equity securities of the registrant or any of its parents or subsidiaries beneficially owned by all directors of the registrant, by each executive officer named in the Summary

Compensation Table and by all directors and executive officers of the reg-

istrant as a group.  The persons named in paragraphs (a) and (b) of this

Item have sole voting and investment power with respect to the shares shown as beneficially owned by them unless otherwise indicated.


                                                 (3)
                                             Amount and
         (1)                 (2)              Nature of         (4)
      Title of             Name of           Beneficial       Percent
        Class          Beneficial Owner       Ownership      of Class
----------------     -------------------    ------------     ---------

    Common Stock     Herbert S. Davidson    3,743,264 (1)      55%

    Common Stock     Richard Hyman             68,000           1%

    Common Stock     Robert G. Davidoff       231,480           3%

    Common Stock     Herschel M. Weinberg       None             -

    Common Stock     John Tortorici             None             -

    Common Stock     Directors and Execu-
                      tive Officers as a
                      Group                 4,042,744 (1)      60%


-------
(1) Includes 731,632 shares of the registrant owned by H. S. Davidson As-sociates, Inc. Herbert S. Davidson may be deemed to be a "control person" of the registrant within the meaning of the Securities Ex-change Act of 1934. Information is as of December 11, 1995.


Item 13.      Certain Relationships and Related Transactions.
-------       ----------------------------------------------

              Herschel M. Weinberg, a director of the registrant, is re-

tained by the registrant for legal services.  Fees for legal services paid to Mr. Weinberg in respect of the 1995 fiscal year amounted to $177,000.

                             PART IV




Item 14. Exhibits, Financial Statement Schedules and Report on Form 8-K.

         (a) 1. Financial Statements

                Included in Part II of this report:

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets at September 30, 1995 and 1994

                  Consolidated Statements of Income for the years ended September 30, 1995, 1994 and 1993

                  Consolidated Statement of Changes in Stockholders' Equity for the periods ended September 30, 1995, 1994 and 1993

                  Consolidated Statements of Cash Flows for the years ended September 30, 1995, 1994 and 1993

                  Notes to Consolidated Financial Statements

         (a) 2. Financial Statement Schedules

                Included in Part IV of this report:

                Report of Independent Certified Public Accountants on Financial Statement Schedule

                For the years ended September 30, 1995, 1994 and 1993:

                  Schedule II - Valuation and Qualifying Accounts

                Other Schedules are omitted because of absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

 (a) 3.  Exhibits.  The Exhibit Index, which follows the signature   page

     and Financial Statement Schedules of this Annual Report on Form 10-K,

     is incorporated herein by reference.

 (b) No reports on Form 8-K were filed by registrant during the last quar-

     ter of its 1995 fiscal year.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------



                  REPORT OF INDEPENDENT CERTIFIED
                        PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
  Milgray Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Milgray Electronics, Inc. and Subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milgray Electronics, Inc. and Subsidiaries as of September 30, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP


GRANT THORNTON LLP

New York, New York
November 1, 1995, except for Note C, as to which the date is November 7, 1995

                      Milgray Electronics, Inc. and Subsidiaries

                            CONSOLIDATED BALANCE SHEETS

                                  September 30,

                                  ASSETS                                              1995                   1994
                                                                                     -------                -------
CURRENT ASSETS
   Cash and cash equivalents                                                         $ 1,909                $ 2,388
   Accounts receivable, net of allowance for
    doubtful accounts of $1,066 in 1995 and
    $872 in 1994                                                                      39,105                 29,528
   Inventories                                                                        55,457                 33,676
   Prepaid expenses and sundry receivables                                               459                    834
   Income taxes refundable                                                                                       23
   Deferred income taxes                                                                 618                    306
                                                                                     -------                -------

        Total current assets                                                          97,548                 66,755







PROPERTY, PLANT AND EQUIPMENT - AT COST,
  NET                                                                                    3,347                  3,248







OTHER ASSETS
  Security deposits and sundry
                                                                                         383                    441
                                                                                     -------                -------

                                                                                    $101,278                $70,444
                                                                                     =======                =======




The accompanying notes are an integral part of these statements.

                  Miigray Electronics, Inc. and Subsidiaries

                                  September 30,

          LIABILITIES AND STOCKHOLDERS' EQUITY                                         1995                   1994
                                                                                     -------                -------

CURRENT LIABILITIES
   Accounts payable                                                                $ 26,212                 $15,530
   Accrued expenses and sundry liabilities
     Accrued payroll                                                                  1,841                   1,855
     Other                                                                            2,697                   1,589
   Income taxes payable                                                               1,088                     372
   Current maturities of long-term debt                                                  50                      50
                                                                                    -------                 -------

        Total current liabilities                                                    31,888                  19,396

LONG-TERM DEBT                                                                       31,633                  22,733


DEFERRED INCOME TAXES                                                                   330                     317


COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY
   Common stock, par value $.25 per share; authorized,
     60,000,000 shares; issued, 6,816,902 and
     6,796,628 shares in 1995 and 1994, respectively                                  1,704                     849
   Capital in excess of par value                                                                               730
   Retained earnings                                                                 35,793                  26,489
                                                                                    -------                 -------

                                                                                     37,497                  28,068



   Less treasury stock - at cost (43,726 shares in
     1995 and 1994, respectively)                                                        70                      70
                                                                                    -------                 -------

                                                                                     37,427                  27,998
                                                                                    -------                 -------

                                                                                   $101,278                 $70,444
                                                                                    =======                  ======

The accompanying notes are an integral part of these statements.

                    Milgray Electronics, Inc. and Subsidiaries

                   CONSOLIDATED STATEMENTS OF INCOME

                          Year ended September 30,
                    (in thousands, except per share data)




                                                                       1995                      1994                     1993
                                                                     --------                  --------                 --------
Net sales                                                            $239,519                  $181,844                 $150,295
                                                                     --------                  --------                 --------

Costs and expenses
  Cost of sales                                                       183,457                   140,079                  114,749
  Selling, general and administrative                                  39,292                    31,001                   26,679
  Interest                                                              1,816                     1,111                      944
                                                                     --------                  --------                 --------

                                                                      224,565                   172,191                  142,372
                                                                     --------                  --------                 --------

          Income before income taxes                                   14,954                     9,653                    7,923

Income tax provision                                                    5,638                     3,460                    2,775

          NET INCOME                                                 $  9,316                  $  6,193                 $  5,148
                                                                     ========                  ========                 ========

Income per share                                                        $1.38                      $.93                     $.78
                                                                        =====                      ====                     ====


Common shares and equivalents outstanding                           6,752,056                 6,695,170                6,588,644
                                                                    =========                 =========                =========










The accompanying notes are an integral part of these statements.

                                Milgray Electronics, Inc. and Subsidiaries

                             CONSOLIDATED STATEMENT OF CHANGES
                                  IN STOCKHOLDERS' EQUITY

                              Periods ended September 30, 1995, 1994 and 1993

                                                                   Capital in
                                           Common stock            excess of         Retained          Treasury stock
                                     ------------------------                                      ---------------------
                                       Shares        Amount        par value         earnings       Shares      Amount        Total
                                     --------        -------      -----------      -----------     --------     --------     -------


Balance, October 1, 1992              800,010        $ 200          $ 26            $15,148        21,320       $(51)       $15,323

Net income                                                                            5,148                                   5,148
Exercise of stock options              73,500           18           687                                                        705
Two-for-one common stock split        820,510          205          (205)                          21,863
Tax benefit from exercise of stock
  options                                                            191                                                        191
Repurchase of common stock                                                                            543        (19)           (19)
                                                                                                  -------        ---          -----
                                    ---------          ---           ---             ------
Balance, September 30, 1993         1,694,020          423           699             20,296        43,726        (70)        21,348

Net income                                                                            6,193                                   6,193
Exercise of stock options              27,000            7           169                                                        176
Two-for-one common stock split      1,677,294          419          (419)
Tax benefit from exercise of stock                                   281
  options                                                            ---                                                        281
                                    ---------          ---                           ------        ------        ---            ---

Balance, September 30, 1994         3,398,314          849           730             26,489        43,726        (70)        27,998

Net income                                                                            9,316                                   9,316
Exercise of stock options              32,000            8           105                                                        113
Two-for-one common stock split      3,386,588          847          (835)               (12)
                                    ---------         ----          ----              -----        -------       ---         ------

Balance, September 30, 1995         6,816,902       $1,704          $ -             $35,793        43,726       $(70)       $37,427
                                   ==========        =====           ===             ======        ======        ===         ======


The accompanying notes are an integral part of this statement.

                   Milgray Electronics, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Year ended September 30,
                              (in thousands)

                                                                       1995                       1994                   1993
                                                                     --------                   --------               --------

Cash flows from operating activities
  Net income                                                          $ 9,316                   $ 6,193                $ 5,148
                                                                      -------                   -------                -------
  Adjustments to reconcile net income to net
    cash used in operating activities
      Depreciation and amortization of property,
        plant and equipment                                               435                       348                    278
      Amortization of deferred charges and other
        assets                                                            130                       154                     52
      Deferred income tax (benefit)                                      (299)                       46                   (242)
      Change in allowance for doubtful accounts                           194                       151                    289
      Decrease (increase) in operating assets
        Accounts receivable                                            (9,771)                   (4,599)                (6,871)
        Inventories                                                   (21,781)                   (1,448)               (10,238)
        Prepaid expenses and sundry receivables                           375                      (463)                   173
        Income taxes refundable                                            23                        62                    (71)
        Other assets                                                      (72)                     (164)                  (171)
      Increase (decrease) in operating liabilities
        Accounts payable                                               10,682                    (2,427)                 5,638
        Accrued expenses and sundry liabilities                         1,094                       761                    686
        Income taxes payable                                              716                    (2,047)                 2,360
                                                                      -------                   -------                -------

                                                                      (18,274)                   (9,626)                (8,117)
                                                                      -------                   -------                -------

        Net cash used in operating activities                          (8,958)                   (3,433)                (2,969)
                                                                      -------                   -------                -------

Cash flows from investing activities
  Acquisition of property, plant and equipment                           (534)                     (908)                  (301)
                                                                      -------                   -------                -------

        Net cash used in investing activities                            (534)                     (908)                  (301)
                                                                      -------                   -------                -------

                       Milgray Electronics, Inc. and Subsidiaries

                          Year ended September 30,
                             (in thousands)






                                                               1995                     1994                     1993
                                                             --------                 --------                 --------

Cash flows from financing activities
   Repayment of long-term debt                               $  (50)                  $(1,291)                 $  (122)
   Net borrowings under revolving credit facility             8,950                     5,975                    2,775
   Proceeds from exercise of stock options                      113                       175                      706
   Repurchase of treasury stock                                                                                    (19)
                                                              -----                     -----                   ------

          Net cash provided by financing activities           9,013                     4,859                    3,340
                                                              -----                     -----                   ------

          NET (DECEASE) INCREASE IN CASH                       (479)                      518                       70

Cash and cash equivalents at beginning of year                2,388                     1,870                    1,800
                                                              -----                     -----                   ------

Cash and cash equivalents at end of year                     $1,909                   $ 2,388                  $ 1,870
                                                              =====                    ======                   ======




Supplemental cash flow information:
  Interest paid                                              $1,762                   $ 1,043                  $   998
  Income taxes paid                                           4,646                     5,680                      919

During 1994 and 1993, the Company recorded the tax benefit from the exercise and disposition of stock options of $281 and $191, respectively.







 The accompanying notes are an integral part of these statements.

                     Milgray Electronics, Inc. and Subsidiaries

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1995, 1994 and 1993


NOTE A - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

   Milgray Electronics, Inc. and Subsidiaries (the "Company") distributes electronic components produced by a large number of manufacturers. The Company's sales are made to customers mainly in the electronic, defense and computer industries located principally in the United States, Canada and Western Europe.

   A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

   1. Principles of Consolidation

      The consolidated financial statements include the accounts of Milgray Electronics, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   2. Revenue Recognition

      The Company recognizes revenue as products are shipped.

   3. Inventories

      Inventories, consisting primarily of merchandise purchased for resale, have been valued at the lower of cost or market, on the moving average cost method, which approximates the first-in, first-out method.

   4. Property, Plant and Equipment

      Property, plant and equipment are carried at cost. Depreciation of furniture, fixtures, equipment and computer equipment is computed for financial reporting and tax purposes on the straight-line and accelerated basis over the estimated useful lives of the assets which are 5 to 10 years for furniture, fixtures and equipment and 5 to 7 years for computer equipment. The building and improvements are being depreciated on a straight-line basis over 40 years for financial reporting purposes and 15 to 32 years for tax purposes. Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease without regard to renewal options.

   5. Income Taxes

      Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The standards for SFAS No. 109 require that the Company utilize an asset and liability approach for financial accounting and

                     Milgray Electronics, Inc. and Subsidiaries

                       September 30, 1995, 1994 and 1993

NOTE A (continued)

      reporting for income taxes. The primary objectives of accounting for income taxes under SFAS No. 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset based on management's assessment of the tax consequences of events that have been reflected in the Company's financial statements or tax returns.

      The cumulative effect of the change in method of accounting for income taxes was not considered material to the consolidated statements of income for the year ended September 30, 1993.

   6. Income Per Share

      The computation of income per share of common stock is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) common stock equivalents representing shares issuable upon the assumed exercise of stock options. In 1995 and 1994, stock options were not considered in the computation of income per share since their inclusion would not be materially dilutive. In 1993, common stock equivalents were included in the computation.

   7. Concentration of Credit Risk

      Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base, and their dispersion across many geographical regions. At September 30, 1995, the Company had no significant concentration of credit risk.

   8. Cash and Cash Equivalents

      The Company includes checks which have not been paid by its disbursing banks as cash in bank and as accounts payable. The amount of checks that have not been paid by the Company's disbursing banks was approximately $2,207,000 and $1,057,000 as of September 30, 1995 and 1994, respectively.

      Cash equivalents include all highly liquid instruments purchased with an original maturity of three months or less.

   9. Reclassifications

      Certain amounts in the 1994 financial statements were reclassified to conform to the 1995 presentation.

                   Milgray Electronics, Inc. and Subsidiaries

                        September 30, 1995, 1994 and 1993



NOTE B - PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of:
                                                             September 30,
                                                         --------------------
                                                         1995            1994
                                                         ----            ----
                                                         ---(in thousands)---

    Land                                                 $  206        $  206
    Building and improvements                             2,040         2,005
    Furniture, fixtures and equipment                     1,684         1,386
    Computer equipment                                    1,632         1,439
    Leasehold improvements                                   31            28
                                                         ------        ------
                                                          5,593         5,064

Less accumulated depreciation
     and amortization                                     2,246         1,816
                                                         ------        ------

                                                         $3,347        $3,248
                                                         ======        ======

NOTE C - LONG-TERM DEBT

  Long-term debt consists of the following:

                                                            September 30,
                                                        ---------------------
                                                         1995            1994
                                                         ----            ----
                                                         ---(in thousands)---

Bank loan (a)                                           $31,625       $22,675
Equipment loan, collateralized by computer
  equipment, payable in 60 installments of
  $4,167 plus interest at 8.25%; due
  November 1996                                              58           108
                                                        -------       -------
                                                         31,683        22,783

Less current maturities                                      50            50
                                                        -------       -------

                                                        $31,633       $22,733
                                                        =======       =======

                   Milgray Electronics, Inc. and Subsidiaries

                        September 30, 1995, 1994 and 1993



NOTE C (continued)

     (a) On November 7, 1995, the Company entered into a new unsecured revolving credit agreement with three banks which provides for maximum outstanding borrowings of $50,000,000 and extends the maturity date through December 31, 1998. This agreement replaced the existing unsecured revolving credit agreement, as amended, for maximum borrowings of $35,000,000 which was due December 31, 1996. Maximum borrowings under the new agreement are based upon the sum of eligible inventory (the lesser of 50% of inventory or $20,000,000) and 90% of eligible accounts receivable. The credit agreement provides for a commitment fee of 1/4% per annum on the unused portion of the facility, payable quarterly. The credit agreement contains various restrictions and conditions; the most restrictive of these requires that the Company maintain certain debt to net worth, inventory and interest, current and tangible net worth ratios. The agreement also restricts the payment of cash dividends.

          The rate of interest payable under the new agreement is, at the Company's option, a function of the prime rate, Eurodollar rate and the Banker's Acceptance Rates, as defined. Such interest rate is subject to a negotiated discount for one of the banks, expiring December 31, 1996, if borrowings to such bank are less than or equal to $18,000,000.

          The Company also has available additional lines of credit with banks covering certain of the Company's foreign operations.

     Long-term debt matures as follows (in thousands):

                1996                     $      50
                1997                             8
                1998                          -
                1999                        31,625
                                            ------

                                           $31,683
                                           =======

                   Milgray Electronics, Inc. and Subsidiaries

                        September 30, 1995, 1994 and 1993



NOTE D - INCOME TAXES

     The income tax provision (benefit) consists of the following:


                                                September 30,
                                        ---------------------------------
                                        1995           1994            1993
                                        ----           ----            ----
                                        --------- (in thousands) ----------

Current
  Federal                             $ 4,678         $ 2,815        $ 2,383
  State and local                         908             556            588
  Foreign                                 126              15             (2)
  U.S. Territory                          225              28             48
                                      -------         -------        -------

                                        5,937           3,414          3,017
Deferred                                 (299)             46           (242)
                                      -------         -------        -------

                                      $ 5,638         $ 3,460        $ 2,775
                                      =======         =======        =======

   A reconciliation of income taxes computed at the Federal statutory rate and the effective income tax rate is as follows:

                                                         September 30,
                                               --------------------------------
                                                 1995        1994      1993
                                                 ----        ----      ----

Income taxes at statutory rate                   35.0%      34.0%     34.0%
State and local income taxes (net of
  Federal income tax benefit)                     4.0        3.8       4.9
Exemption from United States territory
  income taxes                                   (0.7)      (2.1)     (4.7)
Other                                            (0.6)       0.1       0.8
                                                 ----       ----       ----

Effective income tax rate                        37.7%      35.8%     35.0%
                                                 ====       ====      ====

     Foreign withholding taxes of 5% have been provided on undistributed earnings of a U.S. territory subsidiary of approximately $1,377,000 and $1,521,000 for the years ended September 30, 1995 and 1994, respectively. No foreign withholding taxes were required to be withheld on undistributed eamings of the U.S. territory subsidiary of approximately $1,176,000 for the year ended September 30, 1993. These earnings are considered to be permanently reinvested. If the earnings were not considered permanently reinvested, approximately $68,000, $76,000 and $118,000 of deferred income taxes would have been provided for in the years ended September 30, 1995, 1994 and 1993, respectively.

                   Milgray Electronics, Inc. and Subsidiaries

                        September 30, 1995, I994 and 1993



NOTE D (continued)

   The components of the Company's deferred tax assets (liabilities), pursuant to SFAS No. 109, are summarized below:

                                                           September 30,
                                                         -------------------
                                                         1995          1994
                                                         ----          ----
                                                         --(in thousands)--

   Deferred tax assets
     Allowance for doubtful accounts                        $362      $274
     Bonus accrued                                            85        68
     401 (k) contribution accrued                            235        85
     Other                                                    34        34
                                                             ---       ---

        Gross deferred tax assets                            716       461
                                                             ---       ---

   Deferred tax liabilities
     Depreciation                                            364       351
     Other receivable                                         43        85
     Other                                                    21        36
                                                             ---       ---

        Gross deferred tax liabilities                       428       472
                                                             ---       ---

        Net deferred tax assets (liabilities)               $288    $ (11)
                                                             ===      ====

     The above amounts are presented in the consolidated balance sheet as of September 30, 1995 as $618,000 of current deferred tax assets and $330,000 of noncurrent deferred tax liabilities.

NOTE E - COMMON STOCK

     On July 19, 1995, the Company' s Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend payable on October 19, 1995 to stockholders of record on September 28, 1995. On August 9, 1994, the Company' s Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend payable on September 23, 1994 to stockholders of record on August 30, 1994. The par value of the new shares issued totalled $847,000 and $419,000 for the 1995 and 1994 stock splits, respectively. In 1995, the par value was transferred to the common stock account from capital in excess of par value in an amount equal to the balance existing at the time of the stock split of $835,000, and from retained earnings for the remaining par value of $12,000. In 1994, the entire par value was transferred to the common stock account from capital in excess of par value. All references in the financial statements to average number of shares outstanding, per share amounts and stock option plan data for prior periods presented have been restated to reflect the stock splits.

                   Milgray Electronics, Inc. and Subsidiaries

                        September 30, 1995, 1994 and 1993



NOTE E (continued)

     On September 20, 1995, the Company's stockholders approved the increase of the authorized number of shares of the Company's common stock from 4,000,000 to 60,000,000 shares.

NOTE F - COMMITMENTS AND CONTINGENCIES

1. At September 30, 1995, the Company was obligated under operating leases for real property for varying periods expiring through the year 2000. The approximate future minimum annual rental payments under operating leases are approximately as follows:

                                     (in thousands)
                  1996                        $ 717
                  1997                          488
                  1998                          335
                  1999                          220
                  2000 and thereafter            45
                                              -----

                                             $1,805
                                             ======

     In addition, certain of the lease arrangements require the Company to pay increases in certain expenses such as real estate taxes and other operating expenses.

     Total rental expense for real property charged to operations for the year ended September 30, 1995, 1994 and 1993, was approximately $861,000, $692,000, and $568,000, respectively.

2. The Company had a qualified incentive stock option plan for key employees. This plan provided for the grant of options to purchase up to 600,000 shares of the Company's common stock upon terms and conditions (including price, exercise date and number of shares) determined by the Board of Directors. The option price was not less than the fair market value of the stock on the date that the option was granted. The plan expired on October 17, 1993. No options are outstanding as of September 30, 1995.

                   Milgray Electronics, Inc. and Subsidiaries

                       September 30, 1995, 1994 and 1993



NOTE F (continued)

     A summary of the option transactions for the years ended September 30, 1995, 1994 and 1993 is as follows:

                                                          September 30,
                                                  -----------------------------
                                                  1995         1994        1993
                                                  ----         ----        ----


Options outstanding at beginning of period       64,000     172,000     548,000
Exercised                                       (64,000)   (108,000)   (376,000)
                                               --------    --------    --------

Options outstanding at end of period
  (all exercisable)                               -         64,000      172,000
                                               ========    ========    ========

 Exercise price of outstanding options                     $1.235 to  $1.235 to
                                                           $2.19      $2.19

 Exercise price of options exercised          $1.235 to    $1.235 to  $1.235
   during the period                          $2.19        $2.19      $2.19

3. During 1984, the Company established a noncontributory profit-sharing plan for all eligible domestic employees. No contribution was made during 1995, 1994 and 1993. Contributions to the plan were at the discretion of the Board of Directors. On January 4, 1995, the Company merged the plan with the Milgray Electronics, Inc. Profit Sharing and 401(k) Savings Plan.

4. During 1989, the Company established a 401(k) plan for all eligible domestic employees. The Company may contribute to the plan from its current or accumulated net profits as determined by the Board of Directors. On January 4, 1995, the Company merged the plan with the Milgray Electronics, Inc. Profit Sharing and 401(k) Savings Plan. The Company made contributions of approximately $500,000, $250,000 and $200,000 as of September 30, 1995, 1994 and 1993, respectively.

                               S I G N A T U R E S
                               -------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Secu-

rities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MILGRAY ELECTRONICS, INC.
                                    --------------------------------------
                                                 (Registrant)

Date:    December 22, 1995          By         /s/ H.S. Davidson
     --------------------------       ------------------------------------
                                              Herbert S. Davidson,
                                                   President

         Pursuant to the requirements of the Securities Exchange Act of

1934, this report has been signed below by the following persons on be-

half of the registrant and in the capacities and on the dates indicated.


Date:    December 22, 1995          By         /s/ H.S. Davidson
     --------------------------       ------------------------------------
                                              Herbert S. Davidson,
                                             President and Director
                                         (Principal Executive Officer)

Date:    December 22, 1995          By         /s/ John Tortorici
     --------------------------       ------------------------------------
                                                John Tortorici,
                                            Vice President-Finance
                                         (Principal Financial Officer)

Date:    December 22, 1995          By          /s/ Elio Carlino
     --------------------------       ------------------------------------
                                                 Elio Carlino,
                                                  Controller
                                        (Principal Accounting Officer)

Date:    December 22, 1995          By         /s/ Richard Hyman
     --------------------------       ------------------------------------
                                                Richard Hyman,
                                           Executive Vice President
                                        Vice President-Sales/Marketing
                                                and Director

Date:    December 22, 1995          By       /s/ Herschel M. Weinberg
     --------------------------       ------------------------------------
                                              Herschel M. Weinberg,
                                             Secretary and Director

Date:    December   , 1995          By
     --------------------------       ------------------------------------
                                               Robert G. Davidoff,
                                                    Director

                               S I G N A T U R E S
                               -------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Secu-

rities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MILGRAY ELECTRONICS, INC.
                                    --------------------------------------
                                                 (Registrant)

Date:    December   , 1995          By
     --------------------------       ------------------------------------
                                              Herbert S. Davidson,
                                                   President

         Pursuant to the requirements of the Securities Exchange Act of

1934, this report has been signed below by the following persons on be-

half of the registrant and in the capacities and on the dates indicated.


Date:    December   , 1995          By
     --------------------------       ------------------------------------
                                              Herbert S. Davidson,
                                             President and Director
                                         (Principal Executive Officer)

Date:    December   , 1995          By
     --------------------------       ------------------------------------
                                                John Tortorici,
                                            Vice President-Finance
                                         (Principal Financial Officer)

Date:    December   , 1995          By
     --------------------------       ------------------------------------
                                                 Elio Carlino,
                                                  Controller
                                        (Principal Accounting Officer)

Date:    December   , 1995          By
     --------------------------       ------------------------------------
                                                Richard Hyman,
                                           Executive Vice President
                                        Vice President-Sales/Marketing
                                                and Director

Date:    December   , 1995          By
     --------------------------       ------------------------------------
                                              Herschel M. Weinberg,
                                             Secretary and Director

Date:    December 22, 1995          By       /s/ Robert Davidoff
     --------------------------       ------------------------------------
                                               Robert G. Davidoff,
                                                    Director

Item 14. Exhibits and Financial Statement Schedules
         ------------------------------------------





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
  Milgray Electronics, Inc.



In connection with our audits of the consolidated financial statements of Milgray Electronics Inc. and Subsidiaries referred to in our report dated November 1, 1995, except for Note C, as to which the date is November 7, 1995, we also have audited Schedule II. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





/s/ Grant Thornton LLP

New York, New York
November 1, 1995

                                 Milgray Electronics, Inc. and Subsidiaries

                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         For the years ended September 30, 1995, 1994 and 1993



                        Column A          Column B                   Column C                      Column D           Column E
                        --------          --------                                                 --------           --------
                                                                    Additions
                                                            ----------------------------

                                                                 (1)               (2)
                                                                             Charged to
                                          Balance at       Charged to        other                                   Balance at
                                          beginning        costs and         accounts -          Deductions -        end of
               Description                of period         expenses          describe            describe            period
               -----------                ----------       ----------        -----------         ------------        -----------

Year ended September 30, 1995
  Allowance for doubtful accounts          $872,000          $597,813         $    -            $403,813 (a)        $1,066,000
                                            =======           =======          ========          =======             =========

Year ended September 30, 1994
  Allowance for doubtful accounts          $721,000          $461,978         $                 $310,978 (a)        $  872,000
                                            =======           =======          ========          =======             =========
Year ended September 30, 1993
  Allowance for doubtful accounts          $432,000          $638,882         $                 $349,882 (a)        $  721,000
                                            =======           =======          ========          =======             =========

(a) Accounts written off, net of recoveries.

                              EXHIBIT INDEX
                              -------------



3(i)(a) - Restated Certificate of Incorporation of the registrant, incorporated by reference to Exhibit 3(a) of Form 10-K of the registrant for the fiscal year ended December 31, 1980 (File No. 2-18979).

3(i)(b) - Certificate of Change of registrant dated December 20, 1983, incorporated by reference to Exhibit 3(i)(b) of Form 10-K of the registrant for the fiscal year ended December 31, 1983 (File No. 0-10611).

3(i)(c) - Certificate of Amendment of Certificate of Incorporation of the registrant relating to increase of authorized capital stock to $1,000,000 and number of authorized shares to 4,000,000 shares, incorporated by reference to
Exhibit 3(i)(c) of Form 10-K of the registrant for the fiscal year ended December 31, 1984 (File No. 0-10611).

3(i)(d) - Certificate of Amendment of Certificate of Incorporation of the registrant relating to limiting the liability of directors, incorporated by reference to Exhibit 3(i)(d) of Form 10-K of the registrant for the fiscal year ended December 31, 1987 (File No. 0-10611).

3(i)(e) - Certificate of Amendment of Certificate of Incorporation of the registrant relating to increase of authorized capital stock to $15,000,000 and number of authorized shares to 60,000,000 shares.

3(i)(f) - Composite Certificate of Incorporation, as Amended, of the registrant.

3(ii) - By-laws of the registrant, incorporated by reference to Exhibit 3(ii) of Form 10-K of the registrant for the transition period from January 1, 1991 to September 30, 1991 (File No. 0-10611).

4(i) - Amended and Restated Credit Agreement dated as of November 7, 1995 (the "Credit Agreement") among registrant, various subsidiaries of registrant named therein, Chemical Bank, Fleet Bank and First Union National Bank of North Carolina.

10(i) - 1983 Incentive Stock Option Plan of the registrant, incorporated by reference to Exhibit A of Proxy Statement of the registrant in connection with annual meeting of the registrant held December 20, 1983 (File No. 0-10611).

10(ii) - Amendment adopted December 20, 1988 to 1983 Incentive Stock Option Plan of the registrant, incorporated by reference to Exhibit 10(iv) of Form 10-K of the registrant for the fiscal year ended December 31, 1988 (File No. 0-10611).

10(iii) - Amendment adopted October 22, 1991 to 1983 Incentive Stock Option Plan of the registrant, incorporated by reference to Exhibit 10(iii) of Form 10-K of the registrant for the transition period from January 1, 1991 to September
30, 1991 (File No. 0-10611).

18 - Letter dated February 4, 1988 from Grant Thornton LLP to registrant relating to newly adopted accounting principle, incorporated by reference to
Exhibit 18 of Form 10-K of the registrant for the fiscal year ended December 31, 1987 (File No. 0-10611).

22 - Subsidiaries of the registrant.

23(ii) - Consent by Grant Thornton LLP to incorporation by reference of their reports and accompanying consolidated financial statements and schedules included in this 10-K Report, in registrant's registration statements on Forms S-8 -- File No. 33-59986 and File No. 33-66652.