Form 10-K/A
period 1995-09-30
MILGRAY ELECTRONICS INC
filed 1996-01-24
CIK 66270

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                 --------

                               FORM 10-K/A

                         Amendment No. 1 to Form 10-K
                For the Fiscal Year Ended September 30, 1995


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

                               S I G N A T U R E
                               -----------------

         Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this Amendment to its Annual Report on

Form 10-K for the fiscal year ended September 30, 1995 be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MILGRAY ELECTRONICS, INC.
                                  --------------------------------------
                                                 (Registrant)

Date:    January 24, 1995         By         /s/ John Tortorici
     --------------------------     ------------------------------------
                                               John Tortorici
                                           Vice President-Finance
                                          (Authorized Officer and
                                        Principal Financial Officer)

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

27 - Financial Data Schedule