Form 10-Q
period 1995-12-31
MILGRAY ELECTRONICS INC
filed 1996-01-31
CIK 66270

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1995      Commission file no. 0-10611


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



          Indicate by check mark whether the Registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the Registrant was required to file such reports\], and [2] has been subject to such filing requirements for the past 90 days.



                                    Yes  x   No



          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Common stock, 6,773,176 shares as of January 22, 1996

                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES


                                     INDEX


                                                       Page No.

Part I -  Financial Information

          Condensed Consolidated Balance Sheets -
               December 31, 1995 and September 30, 1995     2

          Condensed Consolidated Statements of Income and
               Retained Earnings - Three Months Ended
               December 31, 1995 and January 1, 1995        3

          Condensed Consolidated Statements of Cash Flows -
               Three Months Ended December 31, 1995 and
               January 1, 1995                              4

          Notes to Condensed Consolidated Financial
               Statements                                   5

          Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                   6


Part II - Other Information

          Item 6 - Exhibits and Reports on Form 8-K         8

          Signatures                                        8

          Exhibit Index                                     9

                         PART I - FINANCIAL INFORMATION

                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             [dollars in thousands]

                                       December 31,      September 30,
                                          1995               1995

          ASSETS
Current assets
    Cash and other current assets         $   1,970          $   2,986
    Trade accounts receivable                38,484             39,105
    Inventories                              63,250             55,457

          Total current assets              103,704             97,548

Property, plant and equipment - at cost
    less accumulated depreciation and
    amortization of $2,379 at December
    31, 1995 and $2,246 at September 30,
    1995                                      3,614              3,347

Other assets                                    443                383

                                          $ 107,761          $ 101,278

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                      $  26,433          $  26,212
    Other current liabilities                 5,323              5,676

          Total current liabilities          31,756             31,888

Long-term debt                               36,259             31,633

Deferred income taxes payable                   330                330

Stockholders' equity
    Common stock - par value $.25 per share;
          authorized 60,000,000 shares; issued,
          6,816,902 shares at December 31, 1995
          and September 30, 1995              1,704              1,704
    Retained earnings                        37,782             35,793
                                             39,486             37,497

Less treasury stock - at cost [43,726
    shares at December 31, 1995 and
    September 30, 1995]                          70                 70
                                             39,416             37,427
                                         $  107,761        $   101,278
<F1>
           See notes to condensed consolidated financial statements.


                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     [in thousands, except per share data]

                                                          THREE MONTHS ENDED
                                       December 31,         January 1,
                                          1995               1995
Net sales                                   $68,059            $51,282

Costs and expenses
    Cost of sales                            53,834             39,471
    Selling, general and
          administrative expenses            10,360              8,642
    Interest expense, net                       604                339

                                             64,798             48,452

Income before income taxes                    3,261              2,830

Income taxes                                  1,272              1,047

Net Income                                    1,989              1,783

Retained earnings at beginning of
    period                                   35,793             26,488

Retained earnings at end of period          $37,782            $28,271

Income per share                            $   .29            $   .27

Weighted average common shares
    outstanding                           6,773,176          6,709,176














<F2>
           See notes to condensed consolidated financial statements.




                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 [in thousands]

                                                           THREE MONTHS ENDED
                                       December 31,         January 1,
                                          1995               1995
Cash flows from operating activities
    Net cash provided by [used in]
          operating activities             $[5,260]             $2,459

Cash flows from investing activities
    Acquisition of property and equipment     [400]              [203]

          Net cash used in investing
               activities                     [400]              [203]

Cash flows from financing activities
    Notes payable - bank                       [27]              [154]

    Increase [decrease] in long-term debt
          including current maturities        4,644            [2,587]

          Net cash provided by [used in]
               financing activities           4,617            [2,741]

          Net decrease in cash              [1,043]              [485]

Cash at beginning of year                     1,909              2,388

Cash at end of period                          $866             $1,903

Supplemental cash flow information
    Interest paid                              $603               $322
    Income taxes paid                         1,118                402








<F3>
           See notes to condensed consolidated financial statements.




                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            THREE MONTHS ENDED DECEMBER 31, 1995 AND JANUARY 1, 1995


NOTE 1: The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report to shareholders on Form 10-K for the year ended September 30, 1995.

NOTE 2: Inventories consist primarily of electronic components, computer peripherals and wire products held for resale and components used in the assembly of connectors and are priced at the lower of cost or market by the use of an estimated gross profit percentage.

NOTE 3: Earnings per share were calculated by dividing the weighted average number of common shares outstanding during each period. Earnings per share were restated to give effect to a stock split [Note 4].

NOTE 4: On July 19, 1995, the Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend payable on October 19, 1995 to stockholders of record on September 28, 1995. Accordingly, the weighted average common shares outstanding for the three months ended January 1, 1995 were restated to give effect to this stock split.

Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

    The Company relies upon cash flow provided from operations and bank financing to provide the cash flow necessary for its business operations. On November 7, 1995, the Company entered into an unsecured revolving credit agreement with three banks which provides for maximum borrowings of $50,000,000. This facility permits the Company to borrow at the banks' alternate base rate less a negotiated discount for one of the banks, or at the Company's option, the banks' Eurodollar rate plus negotiated commissions or the banks' Bankers Acceptance Discount Rate plus negotiated commissions. At December 31, 1995, the banks' alternate base rate available to the Company, after adjustment for a negotiated discount, was 8.24% weighted average interest rate, the Bankers Acceptance Discount Rate including the negotiated commissions was 6.82% weighted average interest rate and the Eurodollar rate plus the negotiated commissions was 6.41% weighted average interest rate. Maximum borrowings are based on the sum of 90% of eligible receivables and the lower of 50% of eligible inventory or $20,000,000. The agreement as amended expires on December 31, 1998 and any outstanding balances are to be repaid.

    The Company does not currently have or anticipate having material commitments for capital expenditures. Working capital at December 31, 1995 amounted to $71,900,000 versus $65,700,000 at September 30, 1995. At
December 31, 1995, liabilities to net worth ratio (leverage) was 1.75 times the Company's tangible net worth compared to 1.72 times at September 30, 1995.

    The Company believes that its cash flow requirements for fiscal 1996 will be met by its operating results and the use of its bank credit facility.



Three months ended December 31, 1995
Compared to the three months ended
January 1, 1995

Results of Operations

    Net sales were $68,059,000 in the first quarter of fiscal 1996 compared to $51,282,000 in the like period in the preceding year. This increase in sales volume of approximately 33% resulted primarily from improved customer demand across a broad spectrum of product lines. Gross profit decreased from 23.0% in the first fiscal quarter of 1995 to 20.9% in the same period in 1996 as a result of changes in product mix and increased competition. Selling, general and administrative expenses amounted to $10,360,000 [15.2% of sales] in the first quarter of fiscal 1996 compared to $8,642,000 [16.8% of sales] in the comparable quarter in the 1995 fiscal year. The increase in selling, general and administrative expenses of $1,718,000 or 19.9% when compared to the like period in the preceding year is primarily due to increases in

Management's Discussion and Analysis of Financial
Condition and Results of Operations.    [cont'd.]


salaries, commissions and other costs needed to support the higher sales volume and the addition of sales and marketing staff to enable the Company to sustain its rate of growth. Interest costs in the current quarter amounted to $604,000 [0.9% of sales] compared to $339,000 [0.7% of sales] in the previous year as a result of higher interest rates and higher levels of borrowing. Income taxes amounted to $1,272,000 [39% of pre-tax income] in the fiscal 1996 period and $1,047,000 [37% of pre-tax income] in the comparable quarter of the preceding year. The increase in the effective income tax rate was due to the impact of varying state income tax rates on pre-tax income.

    Net income was $1,989,000 for the fiscal quarter ended December 31, 1995 compared to $1,783,000 for the first three months of fiscal 1995 as a result of the factors previously discussed.

                   PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

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





Date January 31, 1996                     MILGRAY ELECTRONICS, INC.
                                        [Registrant]




                        By:        John Tortorici
                           John Tortorici, Vice President-Finance
                                        [Authorized officer and principal
                                  financial officer]

                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX







     27  Financial Data Schedule