Form 10-Q
period 1996-03-31
MILGRAY ELECTRONICS INC
filed 1996-05-01
CIK 66270

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1996         Commission file no. 0-10611


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



              Common stock, 6,773,176 shares as of April 24, 1996

                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

                                     INDEX


                                                            Page No.

Part I -  Financial Information

          Condensed Consolidated Balance Sheets -
               March 31, 1996 and September 30, 1995            2

          Condensed Consolidated Statements of
               Income - Six Months Ended
               March 31, 1996 and April 2, 1995 and
               Three Months Ended March 31, 1996 and
               April 2, 1995                                    3

          Condensed Consolidated Statements of Cash
               Flows - Six Months Ended March 31, 1996
               and April 2, 1995                                4

          Notes to Condensed Consolidated Financial
               Statements                                       5

          Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                       6



Part II - Other Information

          Item 6 - Exhibits and Reports on Form 8-K             8

          Signatures                                            8

          Exhibit Index                                         9

                         PART I - FINANCIAL INFORMATION
                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             [dollars in thousands]


                                        March 31,    September 30,
                                          1996           1995

        ASSETS

Current assets
   Cash and other current assets          $ 2,775          $ 2,986
   Trade accounts receivable               43,910           39,105
   Inventories                             57,435           48,525

        Total current assets              104,120           90,616

Property, plant and equipment - at cost
   less accumulated depreciation and
   amortization of $2,512 at March 31,
   1996 and $2,246 at September 30, 1995    3,780            3,347

Other assets                                  429              383

                                         $108,329         $ 94,346


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                      $ 22,048         $ 19,280
   Other current liabilities                3,068            5,676

        Total current liabilities          25,116           24,956

Long-term debt                             41,375           31,633

Deferred income taxes payable                 330              330

Stockholders' equity
   Common stock - par value $.25 per share;
        authorized 60,000,000 shares; issued,
        6,816,902 shares at March 31, 1996
        and September 30, 1995              1,704            1,704
   Retained earnings                       39,874           35,793
                                           41,578           37,497

Less treasury stock - at cost [43,726
   shares at March 31, 1996 and
   September 30, 1995]                         70               70
                                           41,508           37,427
                                         $108,329         $ 94,346



           See notes to condensed consolidated financial statements.

                               MILGR
AY ELECTRONICS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  [in thousands, except per share data]

                                                             SIX MONTHS ENDED

THREE MONTHS ENDED
                                        March 31,         April 2,      March
 31,     April 2,
                                           1996             1995           19
96         1995

Net sales                               $ 139,200        $ 111,611      $  71
,141    $  60,328

Costs and expenses
   Cost of sales                          110,607           86,499         56
,773       47,028
   Selling, general and administrative
        expenses                           20,613           18,176         10
,253        9,534
   Interest expense                         1,289              792
 685          453

                                          132,509          105,467         67
,711       57,015

Income before income taxes                  6,691            6,144          3
,430        3,313

Income taxes                                2,610            2,273          1
,338        1,226

Net income                                $ 4,081          $ 3,871        $ 2
,092      $ 2,087

Earnings per share                      $     .60        $     .58      $
 .31    $     .31

Weighted average common and common
   equivalent shares outstanding        6,773,176        6,731,090      6,773,
176    6,753,484









                        See notes to condensed consolidated financial stateme nts.

                   MILGRAY ELECTRONIC, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 [in thousands]


                                                           SIX MONTHS ENDED

                                        March 31,         April 2,
                                          1996             1995

Cash flows from operating activities
   Net cash used in
        operating activities            $ [9,241]        $ [3,564]

Cash flows from investing activities
   Acquisition of property and equipment    [700]            [400]
        Net cash used in investing
             activities                     [700]            [400]

Cash flows from financing activities
   Notes payable - bank                      [27]            [193]
   Increase in long-term debt
        including current maturities        9,751            3,600
   Other                                      -                113

        Net cash provided by financing
             activities                     9,724            3,520

        Net decrease in cash                [217]            [444]

Cash at beginning of year                   1,909            2,388

Cash at end of period                     $ 1,692          $ 1,944

Supplemental cash flow information
   Interest paid                          $ 1,285           $  799
   Income taxes paid                        3,034            2,000










           See notes to condensed consolidated financial statements.

                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               SIX MONTHS ENDED MARCH 31, 1996 AND APRIL 2, 1995


NOTE 1: The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] necessary for a fair presentation have been included. Operating results for the three months and six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report to shareholders on Form 10-K for the year ended September 30, 1995.

NOTE 2: Inventories consist of electronic components, computer peripherals and wire products held for resale and components used in the assembly of connectors and are priced at the lower of cost or market by the use of an estimated gross profit percentage.

NOTE 3: Earnings per share were calculated by dividing the Company's net earnings by the weighted average number of common shares outstanding during each period. Earnings per share for the prior year were restated to give effect to a stock split [Note 4].

NOTE 4: On July 19, 1995, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend payable on October 19, 1995 to stockholders of record on September 28, 1995. Accordingly, the weighted average common shares outstanding for the three months and six months ended April 2, 1995 were restated to give effect to this stock split.

NOTE 5: Certain amounts in the 1995 financial statements were reclassified to conform to the 1996 presentation.

Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

   The Company relies upon cash flow provided from net earnings and bank financing to provide the cash flow necessary for its business operations. On November 7, 1995, the Company entered into an unsecured revolving credit agreement with three banks which provides for maximum borrowings of $50,000,000. Maximum borrowings are based on the sum of 90% of eligible receivables and the lower of 50% of eligible inventory or $20,000,000. The agreement as amended expires on December 31, 1998 and any outstanding balances are to be repaid.

   The Company does not currently have or anticipate having material commitments for capital expenditures. Working capital at March 31, 1996 amounted to $79,000,000 versus $65,700,000 at September 30, 1995. At
December 31, 1995, liabilities to net worth ratio [leverage] was 1.62 times the Company's tangible net worth compared to 1.53 times at September 30, 1995.

   The Company believes that its cash flow requirements for fiscal 1996 will be met by its operating results and the use of its bank credit facility.


Six months ended March 31, 1996
Compared to the six months ended
April 2, 1995

Results of Operations

   Net sales were $139,200,000 for the first half of fiscal 1996 compared to $111,611,000 in the like period in the preceding year. This increase in sales volume of approximately 25% resulted primarily from improved customer demand for most product lines. Gross profit decreased from 22.5% in 1995 to 20.5% in 1996 as a result of changes in product mix and increased competition. Selling, general and administrative expenses amounted to $20,613,000 [14.8% of sales] in the first half of fiscal 1996 compared to $18,176,000 [16.3% of sales] in the comparable period in 1995. The increase in selling, general and administrative expenses of $2,437,000 is primarily due to additional costs required to support a higher level of sales, including higher commission expenses. Interest costs in the first half of 1996 amounted to $1,289,000 [0.9% of sales] compared to $792,000 [0.7% of sales] in the previous year as a result of additional borrowings and higher interest rates in 1996. Income tax expense amounted to $2,610,000 [39% of pre-tax income] in the fiscal 1996 period compared to $2,273,000 [37% of pre-tax income] in the comparable period of the preceding year. The effective tax rate for the current year is different than the statutory rate of 34% due to the varying tax rates of the different taxing jurisdictions, including those of a United States territory whose effective tax rate is lower than the statutory tax rate.

   Net income was $4,081,000 for the six months ended March 31, 1996 as compared to $3,871,000 for the same period in the preceding year as a result of the above factors.

Three months ended March 31, 1996
Compared to the three months ended
April 2, 1995

Results of Operations

   Net sales were $71,141,000 in the second quarter of fiscal 1996 compared to $60,328,000 in the like period in the preceding year. This increase in sales volume of approximately 18% resulted primarily from improved customer demand across a broad spectrum of product lines. Gross profit decreased from 22% in the second fiscal quarter of 1995 to 20.2% in the same period in 1996 as a result of changes in product mix and increased competition. Selling, general and administrative expenses amounted to $10,253,000 [14.4% of sales] in the second quarter of fiscal 1996 compared to $9,534,000 [15.8% of sales] in the comparable quarter in the 1995 fiscal year. The increase in selling, general and administrative expenses of $719,000 when compared to the like period in the preceding year is primarily due to increases in salaries, commissions and other costs needed to support the higher sales volume. Interest costs in the current quarter amounted to $685,000 [0.9% of sales] compared to $453,000 [0.7% of sales] in the previous year as a result of higher levels of borrowing and higher interest rates. Income taxes amounted to $1,338,000 [39% of pre-tax income] in the fiscal 1996 period and $1,226,000 [37% of pre-tax income] in the comparable quarter of the preceding year. The effective tax rate for the current year is different than the statutory rate of 34% due to the varying tax rates of the different tax jurisdictions, including those of a United States territory whose effective tax rate is lower than the statutory tax rate.

   Net income was $2,092,000 for the fiscal quarter ended March 31, 1996 compared to $2,087,000 for the second quarter of fiscal 1995 as a result of the factors previously discussed.

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



   Date  May 1, 1996           MILGRAY ELECTRONICS, INC.
                                       [Registrant]



                             By:  John Tortorici

                                  John Tortorici, Vice President-Finance
                                  [Authorized officer and principal
                                   financial officer]

                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX






        4(ii) First Amendment and Waiver dated as of December 26, 1995 to the Credit Agreement

        27       Financial Data Schedule