Form 10-Q
period 1996-06-30
MILGRAY ELECTRONICS INC
filed 1996-07-25
CIK 66270

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996          Commission file no. 0-10611


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


               Common stock, 6,773,176 shares as of July 25, 1996

                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES


                                     INDEX




                                                            Page No.

Part I -  Financial Information

          Condensed Consolidated Balance Sheets -
               June 30, 1996 and September 30, 1995            2

          Condensed Consolidated Statements of Income -
               Nine Months Ended June 30, 1996 and
               July 2, 1995 and Three Months Ended
               June 30, 1996 and July 2, 1995                  3

          Condensed Consolidated Statements of Cash
               Flows - Nine Months Ended June 30, 1996
               and July 2, 1995                                4

          Notes to Condensed Consolidated Financial
               Statements                                      5

          Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                      6


Part II - Other Information

          Item 6 - Exhibits and Reports on Form 8-K            8

          Signatures                                           8

          Exhibit Index                                        9











                                     - 1 -

                         PART I - FINANCIAL INFORMATION
                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             [dollars in thousands]


                                       June 30,         September 30,
                                         1996               1995

       ASSETS
Current assets
   Cash and other current assets         $  2,870            $  2,986
   Trade accounts receivable               42,322              39,105
   Inventories                             56,241              48,525

       Total current assets               101,433              90,616

Property, plant and equipment - at cost
   less accumulated depreciation and
   amortization of $2,646 at June 30,
   1996 and $2,246 at September 30, 1995    3,798               3,347

Other assets                                  398                 383

                                         $105,629            $ 94,346

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                      $ 23,281            $ 19,280
   Other current liabilities                2,806               5,676

       Total current liabilities           26,087              24,956

Long-term debt                             35,142              31,633

Deferred income taxes payable                 330                 330

Stockholders' equity
   Common stock - par value $.25 per share;
       authorized 60,000,000 shares; issued
       6,816,902 shares at June 30, 1996
       and September 30, 1995               1,704               1,704
   Retained earnings                       42,436              35,793
                                           44,140              37,497

Less treasury stock - at cost [43,726
   shares at June 30, 1996 and
   September 30, 1995]                         70                  70
                                           44,070              37,427
                                         $105,629            $ 94,346


<F1>
           See notes to condensed consolidated financial statements.


                                    -  2  -

                               MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  [in thousands, except per share data]

                                                        NINE MONTHS ENDED                               THREE MONTHS ENDED
                                      June 30,       July 2,         June 30,
July 2,
                                       1996            1995           1996
1995
Net Sales                            $  212,990      $  175,078     $  73,790
$  63,468

Costs and expenses
   Cost of sales                          167,914         134,938        57,3
07             48,439
   Selling, general and administrative
       expenses                            32,241          28,442        11,6
28             10,266
   Interest expense                         1,945           1,281           6
56                489

                                          202,100         164,661        69,5
91
59,194

Income before income taxes                 10,890          10,417         4,1
99              4,274

Income taxes                                4,247           3,897         1,6
37              1,624

Net income                               $  6,643        $  6,520      $  2,5
62           $  2,650

Earnings per share                       $    .98        $    .97      $
 .38           $    .39

Weighted average common and common
   equivalent shares outstanding        6,773,176       6,745,016     6,773,1
76          6,773,176












<F2>
                        See notes to condensed consolidated financial stateme nts.

                                                 -  3  -


                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 [in thousands]


                                                        NINE MONTHS ENDED
                                        June 30,           July 2,
                                         1996               1995
Cash flows from operating activities
   Net cash used in
       operating activities              $[2,733]           $[5,405]

Cash flows from investing activities
   Acquisition of property and equipment    [850]              [489]
       Net cash used in investing
            activities                      [850]              [489]

Cash flows from financing activities
   Notes payable - bank                      [27]              [184]
   Increase in long-term debt
       including current maturities         3,505              5,387
   Other                                     -                   113

       Net cash provided by financing
            activities                      3,478              5,316

       Net decrease in cash                 [105]              [578]

Cash at beginning of year                   1,909              2,388

Cash at end of period                     $ 1,804            $ 1,810

Supplemental cash flow information
   Interest paid                           $1,941             $1,285
   Income taxes paid                        5,007              3,183
















<F3>
           See notes to condensed consolidated financial statements.

                   MILGRAY ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                NINE MONTHS ENDED JUNE 30, 1996 AND JULY 2, 1995


NOTE 1: The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] necessary for a fair presentation have been included. Operating results for the three months and nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to shareholders on Form 10-K for the year ended September 30, 1995.

NOTE 2: Inventories principally consist of electronic components, computer peripherals and wire products held for resale and components used in the assembly of connectors and are priced at the lower of cost or market by the use of an estimated gross profit percentage.

NOTE 3: Earnings per share were calculated by dividing the Company's net earnings by the weighted average number of common shares outstanding during each period. Earnings per share for the prior year were restated to give effect to a stock split [Note 4].

NOTE 4: On July 19, 1995, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend payable on October 19, 1995 to stockholders of record on September 28, 1995. Accordingly, the weighted average common shares outstanding for the three months and nine months ended July 2, 1995 were restated to give effect to this stock split.

NOTE 5: Certain amounts in the 1995 financial statements were reclassified to conform to the 1996 presentation.

Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

   The Company relies upon cash flow provided from net earnings and bank financing to provide the cash flow necessary for its business operations. On November 7, 1995, the Company entered into an unsecured revolving credit agreement with three banks which provides for maximum borrowings of $50,000,000. Maximum borrowings are based on the sum of 90% of eligible receivables and the lower of 50% of eligible inventory or $20,000,000. The agreement as amended expires on December 31, 1998 and any outstanding balances are to be repaid. During June 1996, the Company received a commitment from three banks which will allow it to borrow up to $70,000,000. The contemplated agreement will expire five years from the date of closing. Maximum borrowings will be based on the sum of 90% of eligible receivables and the lower of 50% of eligible inventory or $30,000,000.

   The Company does not currently have or anticipate having material commitments for capital expenditures. Working capital at June 30, 1996 amounted to $75,300,000 versus $65,700,000 at September 30, 1995. At June 30, 1996, liabilities to net worth ratio [leverage] was 1.41 times the Company's tangible net worth compared to 1.53 times at September 30, 1995.

   The Company believes that its cash flow requirements for fiscal 1996 will be met by its operating results and the use of its existing bank credit facility.


Nine months ended June 30, 1996
Compared to the nine months ended
July 2, 1995

Results of Operations

   Net sales were $212,990,000 for the nine months ended June 30, 1996 compared to $175,078,000 in the like period in the preceding year. This increase in sales volume of approximately 22% resulted primarily from improved customer demand for most product lines. Gross profit decreased from 22.9% in 1995 to 21.2% in 1996 as a result of changes in product mix, increased competition and declining prices of D-RAMs and other associated products. Selling, general and administrative expenses amounted to $32,241,000 [15.1% of sales] in 1996 compared to $28,442,000 [16.2% of sales]
in the comparable period in 1995. The increase in selling, general and administrative expenses of $3,799,000 is primarily due to additional costs required to support a higher level of sales, including higher commission expenses. Interest costs in 1996 amounted to $1,945,000 [0.9% of sales] compared to $1,281,000 [0.7% of sales] in the previous year as a result of additional borrowings and higher interest rates in 1996. Income tax expense amounted to $4,247,000 [39% of pre-tax income] in the fiscal 1996 period compared to $3,897,000 [37% of pre-tax income] in the comparable period of the preceding year. The effective tax rate for the current year is different than the statutory rate of 34% due to the additional taxes resulting from state, local and foreign jurisdictions, including those of a United States territory.

   Net income was $6,643,000 for the nine months ended June 30, 1996 as compared to $6,520,000 for the same period in the preceding year as a result of the above factors.

Three months ended June 30, 1996
Compared to the three months ended
July 2, 1995

Results of Operations

   Net sales were $73,790,000 in the third quarter of fiscal 1996 compared to $63,468,000 in the like period in the preceding year. This increase in sales volume of approximately 16% resulted primarily from improved customer demand across a broad spectrum of product lines. Gross profit decreased from 23.7% in the third fiscal quarter of 1995 to 22.3% in the same period in 1996 as a result of changes in product mix, increased competition and declining selling prices in D-RAMs and associated products. Selling, general and administrative expenses amounted to $11,628,000 [15.8% of sales] in the third quarter of fiscal 1996 compared to $10,266,000 [16.2% of sales] in the comparable quarter in the 1995 fiscal year. The increase in selling, general and administrative expenses of $1,362,000 when compared to the like period in the preceding year is primarily due to increases in salaries, commissions and other costs needed to support the higher sales volume. Interest costs in the current quarter amounted to $656,000 [0.9% of sales] compared to $489,000 [0.8% of sales] in the previous year as a result of higher levels of borrowing and higher interest rates. Income taxes amounted to $1,637,000 [39% of pre-tax income] in the fiscal 1996 period and $1,624,000 [38% of pre-tax income] in the comparable quarter of the preceding year. The effective tax rate for the current year is different than the statutory rate of 34% due to the additional taxes resulting from state, local and foreign jurisdictions, including those of a United States territory.

   Net income was $2,562,000 for the fiscal quarter ended June 30, 1996 compared to $2,650,000 for the third quarter of fiscal 1995 as a result of the factors previously discussed.

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



Date    July 25, 1996             MILGRAY ELECTRONICS, INC.
                                        [Registrant]



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