Form 10-K
period 1996-09-30
MILGRAY ELECTRONICS INC
filed 1996-12-26
CIK 66270

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended      September 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                                                  Commission file number 0-10611

                            MILGRAY ELECTRONICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 NEW YORK                                      13-5600636
---------------------------------------------              ---------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                            Identification No.)

  77 Schmitt Boulevard, Farmingdale, New York                    11735
-----------------------------------------------            ---------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code            (516) 420-9800
                                                           ---------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, Par Value 25 Cents per Share


                            [Cover page 1 of 2 pages]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

      The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the selling price of such stock as of December 13, 1996) was $39,568,064.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 13, 1996.

                        6,773,176 shares of Common Stock
                          25 cents par value per share


                            [Cover page 2 of 2 pages]

                                     PART I

Item 1. Business.

      The registrant is a distributor mainly of electronic components produced by a large number of manufacturers. The items sold by the registrant consist principally of semiconductors, electromechanical de- vices (principally relays and electronic hardware), passive components and computer products. During the 1994, 1995 and 1996 fiscal years, the approximate percentage of registrant's gross sales volume represented by semiconductors, by electromechanical devices, by passive components and by computer products was as follows:

                             Electromechanical        Passive          Computer
         Semiconductors          Devices            Components         Products
         --------------      -----------------      ----------         --------

1996          67%                    6%                20%                7%
1995          68%                    5%                19%                8%
1994          68%                    7%                17%                8%


      The registrant's sales are made to more than 12,000 customers, located principally in the United States, Canada and Western Europe. During 1996 no customer accounted for more than 2% of the sales volume of the registrant. During 1996 approximately 94% of registrant's gross sales volume was represented by sales to customers in the United States, and approximately 6% by export sales from the United States to customers in Western Europe and North America. The registrant has not encountered significantly greater risks in connection with its foreign sales as compared with its domestic sales.

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

      In order to compete effectively and to meet delivery requirements of customers, the registrant carries significant amounts in inventory of a large number of items, principally in the categories referred to above. Collections on most of the registrant's sales have averaged approximately 53 days during the course of the 1996 fiscal year.

      The registrant purchases its products from a large number of suppliers, principally under franchise arrangements which, for the most part, may be cancelled by either party upon 30 days' notice, subject to the terms and conditions of the particular agreements. These franchise arrangements are an important factor in the registrant's business, and cancellation of a franchise by a major supplier could adversely affect the registrant's business unless replaced by a comparable arrangement. During the 1996 fiscal year, products purchased from the registrant's three largest suppliers accounted for approximately 13%, 9% and 7%, respectively, of the registrant's total sales volume.

      The registrant's backlog of unfilled orders at September 30, 1996 was approximately $71,300,000 as compared to approximately $71,300,000 at September 30, 1995.

      The registrant has approximately 520 employees.

      The following table sets forth the approximate amount of the registrant's export sales for the 1994, 1995 and 1996 fiscal years.

          1994             1995              1996
          ----             ----              ----

      $12,500,000      $16,300,000       $17,600,000

      Under the terms of an Agreement and Plan of Merger (the "Merger Agreement") dated as of November 26, 1996, the registrant will be acquired by ME Acquisition, Inc. ("ME"), a wholly owned subsidiary of Bell Industries, Inc. ("Bell") through a tender offer to registrant's shareholders for $14.77 per share in cash (or approximately $100 million for all of the outstanding shares of the registrant) to be followed by a merger of ME into registrant as hereinafter set forth (the "Merger"). Bell (a California corporation with headquarters based in Los Angeles, California) is primarily a national distributor of electronic components; and in addition Bell distributes graphics and electronic imaging and recreational related products. According to information provided by Bell, for the four quarters ended September 30, 1996, Bell had sales of $611 million and net income of $16.1 million.

      Pursuant to the Merger Agreement, ME has made a tender offer (the "Tender Offer") to purchase all outstanding shares of common stock of the registrant. Mr. Herbert S. Davidson (who is the beneficial owner of approximately 55.2% of the outstanding common stock of the registrant) is a party to a tender agreement pursuant to which Mr. Davidson is required to tender his shares into the Tender Offer and vote his shares in favor of the merger. In addition to customary conditions, the Tender Offer is subject to, among other things, (i) receipt of financing by Bell, and (ii) there being validly tendered and not withdrawn prior to expiration of the Tender Offer at least two-thirds of the outstanding common stock of the registrant. Early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act has been granted by regulatory authorities. The Tender Offer is scheduled to expire on January 7, 1997 unless extended pursuant to the terms of the Merger Agreement. Subsequent to consummation of the Tender Offer, ME will be merged into the registrant as provided in the Merger Agreement, with the registrant being the surviving entity. Upon consummation of the Merger, Bell will be the owner of all outstanding shares of the registrant. In addition to customary conditions, the Merger is subject, among other things, to consummation of the Tender Offer and, in the event that ME owns less than 90% of the registrant's outstanding shares, approval by registrant's shareholders.

Item 2. Properties.

      The registrant owns land and a building in Farmingdale, New York. This building contains approximately 80,000 square feet of space which are used for executive and sales offices and as an assembly, warehousing and shipping center. In addition, the registrant, as of December 16, 1996, leased approximately 125,000 square feet of space at various locations as set forth below:

                                        Approximate     Expiration
                                           Square         Date of
  Location          Function              Footage          Lease
  --------          --------              -------          -----

Columbia,
Maryland          Sales Office            2,200      August 31, 1998

Wilmington,
Massachusetts     Sales Office            4,900      February 28, 2000

Cleveland,
Ohio              Sales Office            1,900      July 31, 1998

Mount Laurel
Township,
New Jersey        Sales Office            2,600      October 31, 1999

Parsippany,
New Jersey        Sales Office            1,900      July 31, 1997 (1)

Orlando,
Florida           Sales Office            2,700      April 30, 1997

Kansas City,
Kansas            Sales Office            1,400      September 30, 1999

Milford,
Connecticut       Sales Office            2,100      March 31, 1997

Atlanta,
Georgia           Sales Office            2,400      March 31, 1997

----------
(1) Renewable at the option of the registrant for three successive one- year periods.

                                        Approximate     Expiration
                                           Square         Date of
  Location          Function              Footage          Lease
  --------          --------              -------          -----

Pittsford,
New York          Sales Office             2,200     June 30, 1999

Palatine,
Illinois          Sales Office             2,800     November 30, 1999

Austin,
Texas             Sales Office             1,700     March 31, 1997

Dallas,
Texas             Sales Office             2,200     October 31, 1997

Salt Lake City,
Utah              Sales Office             3,000     February 28, 2001 (2)

Toronto,
Canada            Sales Office             2,800     November 30, 1999

Montreal,
Canada            Sales Office             1,100     August 31, 1998

Canovanas,        Assembly, Warehousing
Puerto Rico       and Shipping Center     11,400     June 30, 1998

Thousand Oaks,
California        Sales Office             2,900     April 30, 1997 (3)

Irvine,
California        Sales Office             3,000     September 19, 1997

San Jose,         Marketing and
California        Administrative Office    1,900     December 23, 1996

San Jose,
California        Sales Office             3,900     February 29, 2000

Houston,
Texas             Sales Office             2,600     January 31, 2001

Raleigh,
North Carolina    Sales Office             1,100     Month to Month

----------
(2)   Renewable at the option of the registrant for a term of five years.

(3)   Renewable at the option of the registrant for a term of two years.

                                        Approximate    Expiration
                                           Square        Date of
  Location          Function              Footage         Lease
  --------          --------              -------         -----

San Diego,
California        Sales Office             4,000     September 30, 1999

Westminster,
Colorado          Sales Office             2,100     October 14, 2000 (4)

Huntsville,
Alabama           Sales Office             3,000     October 31, 1998 (1)

Indianapolis,
Indiana           Sales Office             1,700     February 28, 1998 (5)

Beaverton,
Oregon            Sales Office             2,300     December 31, 1999

Edgewood,         Assembly and
New York          Administrative Office    4,300     March 31, 2001

Las Vegas,
Nevada            Warehouse               38,400     March 31, 2001

Vancouver,
British Columbia  Sales Office             1,800     January 5, 2001 (6)

Phoenix,
Arizona           Sales Office            2,600      June 30, 1999 (4)

----------
(1) Renewable at the option of the registrant for three successive one- year periods.

(4)   Renewable at the option of the registrant for a term of three years.

(5) Renewable at the option of the registrant for two successive three- year terms.

(6) Renewable at the option of the registrant for two successive two- year terms.

Item 3. Legal Proceedings.

      There is no information required to be reported under this Item.

Item 4. Submission of Matters to a Vote of Security Holders.

      (i) Annual Meeting

            (a) The registrant's annual meeting was held on July 17, 1996.

            (b) The following persons (being all of the directors of the registrant) were elected as directors at the annual meeting: Herbert S. Davidson, Robert Davidoff, Richard Hyman, Herschel M. Weinberg and Leonard Gardner.

            (c) The only matter voted upon at the registrant's annual meeting was the election of directors. The following shares were voted in favor of the election of each of the following directors: Herbert S. Davidson - 6,201,955, Robert Davidoff and Leonard Gardner - 6,202,355, Richard Hyman - 6,200,355 and Herschel M. Weinberg - 6,199,555. Of the 6,215,055 shares present in person or represented by proxy at the meeting, the votes of 13,100 shares were withheld or not voted in respect of the election of Herbert S. Davidson, the votes of 12,700 shares were withheld or not voted in respect of the election of Robert Davidoff and Leonard Gardner, the votes of 14,700 shares were withheld or not voted in respect of the election of Richard Hyman and the votes of 15,500 shares were withheld or not voted in respect of the election of Herschel M. Weinberg. A total of 558,121 of the registrant's outstanding shares were not present in person or represented by proxy at the meeting.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      (a) The registrant's common stock is traded in the Nasdaq market. The following table sets forth the range of high and low sales prices for such stock for each quarterly period during the 1995 and 1996 fiscal years. Prices in the table below have been adjusted to reflect the 2 for 1 stock split effected in the form of a 100% stock dividend effective October 19, 1995.

                              1995                 1996
                              ----                 ----
                         Low         High     Low        High
                         ---         ----     ---        ----
         1st Quarter     6.00        7.50     9.75      15.50
         2nd Quarter     6.00        8.25     8.63      11.88
         3rd Quarter     6.13       14.50     9.00      13.50
         4th Quarter    11.13       17.25     9.75      12.75

      (b) As of June 10, 1996, this being the record date in connection with the registrant's annual meeting of shareholders held on July 17, 1996, there were approximately 166 record holders. Taking into account participants in security position listings of the registrant's common stock and requests by brokerage houses and other nominees for proxy material to be forwarded to their principals (and expense reimbursement in connection with such forwarding), the registrant estimates that on said record date there were approximately 1,405 beneficial holders of its common stock.

            (c) The registrant has not declared any dividends during the last two years.

      The registrant is a .party to a Credit Agreement (the "Credit Agreement") with Fleet Bank, N.A., First Union National Bank and European American Bank (the "Banks"). Under the provisions of the Credit Agreement, the registrant is not permitted to declare or pay dividends, or make other distributions upon the registrant's stock (with certain exceptions, including stock dividends, set forth in the Credit Agreement) so long as the Credit Agreement remains in effect or any amount is owing to the Banks under the Credit Agreement or in connection with the Transactions thereunder.

Item 6. Selected Financial Data.

                               (In Thousands Except Per Share Data)

                                                  Year Ended September 30,
                              ---------------------------------------------------------------
                                 1992          1993         1994         1995         1996
                                 ----          ----         ----         ----          ----
Statement of Income Data:

Net Sales                     $  118,054    $  150,295   $  181,844   $  239,519   $  275,399

Income before income taxes         1,508         7,923        9,653       14,954       14,038

Net income                         1,094         5,148        6,193        9,316        8,613

Net income per share:*

Net income per share                 .17           .78          .93         1.38         1.27

Common shares and equiv-
alents outstanding             6,229,520     6,588,644    6,695,170    6,752,056    6,773,176

Balance Sheet Data:

Total Assets                      45,853        63,100       70,444       94,346      100,741

Long Term Obligations             14,460        17,971       22,733       31,633       36,887

*Number of shares outstanding and income per share were restated to reflect a 2 for 1 split effected in the form of a 100% stock dividend effective October 19, 1995 and a 2 for 1 split effected in the form of a 100% stock dividend effective September 23, 1994 and a 2 for 1 split effected in the form of a 100% stock dividend effective June 14, 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      The registrant relies upon cash flow provided from opera-tions and bank financing to provide the cash flow necessary for its busi-ness operations. On August 29, 1996, the registrant entered into an unsecured revolving credit agreement with three banks which provides for maximum outstanding borrowings of $70,000,000 and extends the maturity date through August 29, 2001. This agreement replaced the existing unsecured revolving credit agreement, as amended, for maximum borrowings of $50,000,000 which was due December 31, 1998. Maximum borrowings under the new agreement are based upon the sum of eligible inventory (the lesser of 50% of inventory or $30,000,000) and 90% of eligible accounts receivable.

      The registrant does not currently have or anticipate having material commitments for capital expenditures. Working capital at September 30, 1996 amounted to $79,200,000 versus $65,700,000 at September 30, 1995. At September 30, 1996, liabilities to net worth ratio (leverage) was 1.19 times the registrant's tangible net worth at September 30, 1996, compared to 1.52 times at September 30, 1995. The decline in the leverage ratio is principally due to the registrant's net income of $8,600,000 and the reduction in liabilities of $2,200,000.

      The registrant believes that its cash flow requirements for fiscal 1997 will be met by its operating results and the use of its bank credit facility.

Results of Operations

      Net sales amounted to $275,399,000 for the fiscal year ended September 30, 1996 compared to $239,519,000 for the preceding year, an increase of $35,880,000. This increase in sales volume of 15% resulted primarily from improvement in customer demand across many of the registrant's product lines, higher sales from the registrant's newer locations and increased sales productivity on the part of the registrant's employees. Sales for fiscal 1995 increased by $57,675,000 to $239,519,000, an increase of 32%. The increase in sales volume resulted from solid improvements in customer demand for the registrant's products and increased sales from the registrant's newer locations. Gross profit was $60,611,000 (22.0% of sales) for fiscal 1996, $56,062,000
(23.4% of sales) for fiscal 1995 and $41,765,000 (23.0% of sales) for fiscal 1994. The gross profit rate decrease of 1.4% for fiscal 1996 was due to economic conditions experienced in the industry, reflected in a sharp decline in selling prices and gross margins of memory products.

      Selling, general and administrative expenses amounted to $43,986,000 (16.0% of sales) for fiscal 1996, $39,292,000 (16.4% of sales) for fiscal 1995 and $31,000,000 (17.0% of sales) for fiscal 1994. The continuing decline in selling, general and administrative expenses as a percentage of sales is attributable to continuing productivity gains by the registrant's employees.

      Interest expense amounted $2,587,000 (0.9% of sales for fiscal 1996, $1,816,000 (0.8% of sales) for fiscal 1995 and $1,111,000 (0.6% of sales) for fiscal 1994. The increases in interest expense are primarily due to increased borrowing resulting from increased average levels of inventory and accounts receivable.

      Income taxes amounted to $5,425,000 (38.6% of pre-tax income) for fiscal 1996, $5,638,000 (37.7% of pre-tax income) for fiscal 1995 and

$3,460,000 (35.8% of pre-tax income) for fiscal 1994. These tax rates differ from the statutory federal income tax rate of 34% because of the impact of operating profits of a subsidiary in a United States territory which are taxed at a tax rate which is lower than the statutory federal income tax rate, and the effect of state and local income and franchise taxes.

      Net income for the year ended September 30, 1996 amounted to $8,613,000 compared to $9,316,000 for fiscal 1995 and $6,193,000 for fiscal 1994, as a result of the above factors.

Item 8. Financial Statements and Supplementary Data.

      There are hereby incorporated by reference the Financial Statements and accompanying Notes together with the report of Grant Thornton LLP, Independent Certified Public Accountants, appearing elsewhere in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There is no information required to be reported under this Item.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information required by Item 10 with respect to directors and executive officers appears in the Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 (the "Exchange Act") filed as Schedule A to Schedule 14D-9 of the registrant dated December 4, 1996 under the heading in said Information Statement "Present Directors and Executive Officers" and is hereby incorporated by reference. A copy of said Information Statement is filed as Exhibit 99 to this 10-K Report.

Item 11. Executive Compensation.

      The information required by Item 11 with respect to executive compensation appears in the Information Statement pursuant to Section 14(f) of the Exchange Act filed as Schedule A to Schedule 14D-9 of the registrant dated December 4, 1996 under the heading in said Information Statement "Executive Compensation" and is hereby incorporated by reference. A copy of said Information Statement is filed as Exhibit 99 to this 10-K Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by Item 12 with respect to security ownership of certain beneficial owners and management appears in the Information Statement pursuant to Section 14(f) of the Exchange Act filed as Schedule A to Schedule 14D-9 of the registrant dated December 4, 1996 under the heading in said Information Statement "Security Ownership of Management and Principal Stockholder" and is hereby incorporated by reference. A copy of said Information Statement is filed as Exhibit 99 to this 10-K Report.

Item 13. Certain Relationships and Related Transactions.

      The information required by Item 13 with respect to certain relationships and related transactions appears in the Information Statement pursuant to
Section 14(f) of the Exchange Act filed as Schedule A to Schedule 14D-9 of the registrant dated December 4, 1996 under the heading in said Information Statement "Present Directors and Executive Officers" and is hereby incorporated by reference. A copy of said Information Statement is filed as Exhibit 99 to this 10-K Report.

SUPERCOPY FINANCIAL STATEMENTS AND NOTES FROM AUDITORS' REPORT FOR FINAL

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Report on Form 8-K.

      (a) 1. Financial Statements

            Included in Part II of this report:

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets at September 30, 1996 and 1995

                  Consolidated Statements of Income for the years ended September 30, 1996, 1995 and 1994

                  Consolidated Statement of Changes in Stockholders' Equity for the years ended September 30, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements

      (a) 2. Financial Statement Schedules

            Included in Part IV of this report:

                  Report of Independent Certified Public Accountants on Financial Statement Schedule

                  For the years ended September 30, 1996, 1995 and 1994:

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

(b) No reports on Form 8-K were filed by registrant during the last quarter of its 1996 fiscal year.

Item 8. Financial Statements and Supplementary Data

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
    Milgray Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Milgray Electronics, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Milgray Electronics, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP


Melville, New York
October 24, 1996

                   Milgray Electronics, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  September 30,


                      ASSETS                                  1996        1995
                                                            --------     -------

CURRENT ASSETS
    Cash and cash equivalents                               $  1,787     $ 1,909
    Accounts receivable, net of allowance for
      doubtful accounts of $1,277 in 1996 and
      $1,066 in 1995                                          37,510      39,105
    Inventories                                               55,419      48,525
    Prepaid expenses and sundry receivables                      713         459
    Income taxes refundable                                      634
    Deferred income taxes                                        593         618
                                                            --------     -------

         Total current assets                                 96,656      90,616


PROPERTY, PLANT AND EQUIPMENT - AT COST,
    NET                                                        3,783       3,347


OTHER ASSETS
    Security deposits and sundry                                 302         383
                                                            --------     -------

                                                            $100,741     $94,346
                                                            ========     =======

The accompanying notes are an integral part of these statements.

                   Milgray Electronics, Inc. and Subsidiaries

                                  September 30,


      LIABILITIES AND STOCKHOLDERS' EQUITY                      1996      1995
                                                              --------   -------

CURRENT LIABILITIES
    Accounts payable                                          $ 13,953   $19,280
    Accrued expenses and sundry liabilities
       Accrued payroll                                           1,729     1,841
       Other                                                     1,504     2,697
    Income taxes payable                                           265     1,088
    Current maturities of long-term debt                            36        50
                                                              --------   -------

         Total current liabilities                              17,487    24,956

LONG-TERM DEBT                                                  36,887    31,633

DEFERRED INCOME TAXES                                              327       330

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, par value $.25 per share; authorized,
       60,000,000 shares; issued, 6,816,902 shares               1,704     1,704
    Retained earnings                                           44,406    35,793
                                                              --------   -------

                                                                46,110    37,497

    Less treasury stock - at cost (43,726 shares)                   70        70
                                                              --------   -------

                                                                46,040    37,427
                                                              --------   -------

                                                              $100,741   $94,346
                                                              ========   =======

The accompanying notes are an integral part of these statements.

                   Milgray Electronics, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                            Year ended September 30,
                      (in thousands, except per share data)


                                               1996         1995         1994
                                            ----------   ----------   ----------

Net sales                                   $  275,399   $  239,519   $  181,844
                                            ----------   ----------   ----------

Costs and expenses
   Cost of sales                               214,788      183,457      140,079
   Selling, general and administrative          43,986       39,292       31,001
   Interest                                      2,587        1,816        1,111
                                            ----------   ----------   ----------

                                               261,361      224,565      172,191
                                            ----------   ----------   ----------

         Income before income taxes             14,038       14,954        9,653

Income tax provision                             5,425        5,638        3,460
                                            ----------   ----------   ----------

         NET INCOME                         $    8,613   $    9,316   $    6,193
                                            ==========   ==========   ==========

Net income per share                        $     1.27   $     1.38   $      .93
                                            ==========   ==========   ==========

Common shares and equivalents outstanding    6,773,176    6,752,056    6,695,170
                                            ==========   ==========   ==========

The accompanying notes are an integral part of these statements.

                   Milgray Electronics, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY

                  Years ended September 30, 1996, 1995 and 1994
                             (dollars in thousands)

                                        Common stock     Capital in                Treasury stock
                                     ------------------   excess of    Retained    --------------
                                      Shares     Amount   par value    earnings    Shares   Amount      Total
                                     ---------   ------   ---------    --------    ------  --------    -------
Balance, October 1, 1993             1,694,020   $  423     $ 699      $ 20,296    43,726   $(70)      $21,348

Net income                                                                6,193                          6,193
Exercise of stock options               27,000        7       169                                          176
Two-for-one common stock split       1,677,294      419      (419)
Tax benefit from exercise of stock
    options                                                   281                                          281
                                     ---------   ------     -----      --------    ------   ----       -------

Balance, September 30, 1994          3,398,314      849       730        26,489    43,726    (70)       27,998

Net income                                                                9,316                          9,316
Exercise of stock options               32,000        8       105                                          113
Two-for-one common stock split       3,386,588      847      (835)          (12)
                                     ---------   ------     -----      --------    ------   ----       -------

Balance, September 30, 1995          6,816,902    1,704      --          35,793    43,726    (70)       37,427

Net income                                                                8,613                          8,613
                                     ---------   ------     -----      --------    ------   ----       -------

Balance, September 30, 1996          6,816,902   $1,704     $--        $ 44,406    43,726   $(70)      $46,040
                                     =========   ======     =====      ========    ======   ====       =======

The accompanying notes are an integral part of this statement.

                   Milgray Electronics, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended September 30,
                                 (in thousands)

                                                         1996        1995        1994
                                                       --------    --------    -------
Cash flows from operating activities
    Net income                                         $  8,613    $  9,316    $ 6,193
                                                       --------    --------    -------
    Adjustments to reconcile net income to net
      cash used in operating activities
        Depreciation and amortization of property,
           plant and equipment                              482         435        348
        Amortization of other assets                        222         130        154
        Deferred income taxes                                22        (299)        46
        Change in allowance for doubtful accounts           211         194        151
        Decrease (increase) in operating assets
          Accounts receivable                             1,384      (9,771)    (4,599)
          Inventories                                    (6,894)    (19,059)    (1,267)
          Prepaid expenses and sundry receivables          (254)        375       (463)
          Income taxes refundable                          (634)         23         62
          Other assets                                     (141)        (72)      (164)
        Increase (decrease) in operating liabilities
          Accounts payable                               (5,327)      7,960     (2,608)
          Accrued expenses and sundry liabilities        (1,305)      1,094        761
          Income taxes payable                             (823)        716     (2,047)
                                                       --------    --------    -------

                                                        (13,057)    (18,274)    (9,626)
                                                       --------    --------    -------

         Net cash used in operating activities           (4,444)     (8,958)    (3,433)
                                                       --------    --------    -------

Cash flows from investing activities
    Acquisition of property, plant and equipment           (832)       (534)      (908)
                                                       --------    --------    -------

         Net cash used in investing activities             (832)       (534)      (908)
                                                       --------    --------    -------

                   Milgray Electronics, Inc. and Subsidiaries

                            Year ended September 30,
                                 (in thousands)

                                                       1996       1995       1994
                                                     -------    -------    -------
Cash flows from financing activities
    Repayment of long-term debt                      $   (71)   $   (50)   $(1,291)
    Net borrowings under revolving credit facility     5,225      8,950      5,975
    Proceeds from exercise of stock options                         113        175
                                                     -------    -------    -------

         Net cash provided by financing activities     5,154      9,013      4,859
                                                     -------    -------    -------

         NET (DECREASE) INCREASE IN CASH
             AND CASH EQUIVALENTS                       (122)      (479)       518

Cash and cash equivalents at beginning of year         1,909      2,388      1,870
                                                     -------    -------    -------

Cash and cash equivalents at end of year             $ 1,787    $ 1,909    $ 2,388
                                                     =======    =======    =======

Supplemental cash flow information:
    Interest paid                                    $ 2,673    $ 1,762    $ 1,043
    Income taxes paid                                  6,860      4,646      5,680

The accompanying notes are an integral part of these statements.

                   Milgray Electronics, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1996, 1995 and 1994


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

      3.    Inventories

            Inventories, consisting primarily of merchandise purchased for resale, have been valued at the lower of cost or market, on the moving average cost method.

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

      5.    Income Taxes

            Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                   Milgray Electronics, Inc. and Subsidiaries

                        September 30, 1996, 1995 and 1994


NOTE A (continued)

      6.    Net Income Per Share

            The computation of net income per share of common stock is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) common stock equivalents representing shares issuable upon the assumed exercise of stock options. In 1996, no stock options were outstanding (see Note G) and in 1995 and 1994, stock options were not considered in the computation of net income per sharse since their inclusion would not be materially dilutive.

      7.    Concentration of Credit Risk

            Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base, and their dispersion across many geographical regions. At September 30, 1996, 1995 and 1994, the Company had no significant concentration of credit risk.

      8.    Cash and Cash Equivalents

            The Company includes checks which have not been paid by its disbursing banks as cash in bank and as accounts payable. The amount of checks that have not been paid by the Company's disbursing banks was approximately $3,169,000 and $2,207,000 as of September 30, 1996 and 1995, respectively.

            Cash equivalents include all highly liquid instruments purchased with an original maturity of three months or less.

      9.    Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   Milgray Electronics, Inc. and Subsidiaries

                        September 30, 1996, 1995 and 1994


NOTE A (continued)

      10.   Reclassifications

            Certain amounts in the 1995 consolidated financial statements were reclassified to conform to the 1996 presentation.

NOTE B - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of:

                                                               September 30,
                                                           ---------------------
                                                            1996           1995
                                                           ------         ------
                                                           ---(in thousands)----

Land                                                       $  206         $  206
Building and improvements                                   2,049          2,040
Furniture, fixtures and equipment                           2,223          1,684
Computer equipment                                          1,940          1,632
Leasehold improvements                                         90             31
                                                           ------         ------

                                                            6,508          5,593
Less accumulated depreciation
    and amortization                                        2,725          2,246
                                                           ------         ------

                                                           $3,783         $3,347
                                                           ======         ======

NOTE C - FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. The Company's principal financial instrument consists of its revolving credit agreement with banks. The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rates approximate the current prevailing interest rate.

                   Milgray Electronics, Inc. and Subsidiaries

                        September 30, 1996, 1995 and 1994


NOTE D - LONG-TERM DEBT

      Long-term debt consists of the following:

                                                              September 30,
                                                           ---------------------
                                                            1996          1995
                                                           -------       -------
                                                           ---(in thousands)----

      Bank loan (a)                                        $36,850       $31,625
      Equipment loans, collateralized and due
          through November 1998                                 73            58
                                                           -------       -------

                                                            36,923        31,683

      Less current maturities                                   36            50
                                                           -------       -------

                                                           $36,887       $31,633
                                                           =======       =======

      (a) On August 29, 1996, the Company entered into a new unsecured revolving credit agreement with three banks which provides for maximum outstanding borrowings of $70,000,000 and extends the maturity date through August 29, 2001. This agreement replaced the then existing unsecured revolving credit agreement, as amended, for maximum borrowings of $50,000,000 which was due December 31, 1998. Maximum borrowings under the new agreement are based upon the sum of eligible inventory (the lesser of 50% of inventory or $30,000,000) and 90% of eligible accounts receivable. The credit agreement provides for a commitment fee of .1875% per annum on the daily unused portion of the facility, payable quarterly. The credit agreement contains various restrictions and conditions; the most restrictive of these requires that the Company maintain certain liabilities to net worth, inventory, interest, and current ratios and tangible net worth. The agreement also restricts the payment of dividends. The rate of interest payable under the new agreement is, at the Company's option, a function of the prime rate, Eurodollar rate and the Banker's Acceptance Rates, as defined.

      Long-term debt matures as follows (in thousands):

                         1997                              $    36
                         1998                                   30
                         1999                                    7
                         2000                                 --
                         2001                               36,850
                                                            ------

                                                           $36,923
                                                           =======

                   Milgray Electronics, Inc. and Subsidiaries

                        September 30, 1996, 1995 and 1994


NOTE E - INCOME TAXES

      The income tax provision (benefit) consists of the following:

                                                     September 30,
                                          --------------------------------------
                                           1996           1995             1994
                                          ------         -------          ------
                                          -----------(in thousands)-------------
Current
    Federal                               $4,270         $ 4,678          $2,815
    State and local                          899             908             556
    Foreign                                   93             126              15
    U.S. Territory                           141             225              28
                                          ------         -------          ------

                                           5,403           5,937           3,414

Deferred                                      22            (299)             46
                                          ------         -------          ------

                                          $5,425         $ 5,638          $3,460
                                          ======         =======          ======

      A reconciliation of income taxes computed at the Federal statutory rate and the effective income tax rate is as follows:

                                                            September 30,
                                                     --------------------------
                                                     1996       1995       1994
                                                     ----       ----       ----

Income taxes at statutory rate                       35.0%      35.0%      34.0%
State and local income taxes (net of
    Federal income tax benefit)                       4.2        4.0        3.8
Exemption from United States territory
    income taxes                                     (0.5)      (0.7)      (2.1)
Other                                                (0.1)      (0.6)       0.1
                                                     ----       ----       ----

Effective income tax rate                            38.6%      37.7%      35.8%
                                                     ====       ====       ====

                   Milgray Electronics, Inc. and Subsidiaries

                        September 30, 1996, 1995 and 1994


NOTE E (continued)

      Foreign withholding taxes of 5% have been provided on undistributed earnings of a U.S. territory subsidiary of approximately $1,362,000, $1,377,000, and $1,521,000 for the years ended September 30, 1996, 1995 and 1994, respectively. These earnings are considered to be permanently reinvested. If the earnings were not considered permanently reinvested, approximately $67,000, $68,000 and $76,000 of deferred income taxes would have been provided for in the years ended September 30, 1996, 1995 and 1994, respectively.

      The components of the Company's deferred tax assets and liabilities are summarized below:

                                                                 September 30,
                                                               -----------------
                                                               1996         1995
                                                               ----         ----
                                                               -(in thousands)--

Deferred tax assets
    Allowance for doubtful accounts                            $434         $362
    Bonus accrued                                                85           85
    401(k) contribution accrued                                 105          235
    Other                                                        34           34
                                                               ----         ----

         Gross deferred tax assets                              658          716
                                                               ----         ----

Deferred tax liabilities
     Depreciation                                               361          364
     Other receivable                                                         43
     Other                                                       31           21
                                                               ----         ----

         Gross deferred tax liabilities                         392          428
                                                               ----         ----

         Net deferred tax assets                               $266         $288
                                                               ====         ====

      The above amounts are presented in the consolidated balance sheets as of September 30, 1996 and 1995 as $593,000 and $618,000, respectively, of current deferred tax assets and $327,000 and $330,000, respectively, of noncurrent deferred tax liabilities.

                   Milgray Electronics, Inc. and Subsidiaries

                        September 30, 1996, 1995 and 1994


NOTE F - COMMON STOCK

      On July 19, 1995, the Company's Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend payable on October 19, 1995 to stockholders of record on September 28, 1995. On August 9, 1994, the Company's Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend payable on September 23, 1994 to stockholders of record on August 30, 1994. The par value of the new shares issued totalled $847,000 and $419,000 for the 1995 and 1994 stock splits, respectively. In 1995, the par value was transferred to the common stock account from capital in excess of par value in an amount equal to the balance existing at the time of the stock split of $835,000, and from retained earnings for the remaining par value of $12,000. In 1994, the entire par value was transferred to the common stock account from capital in excess of par value. All references in the financial statements to average number of shares outstanding, per share amounts and stock option plan data for prior periods presented have been restated to reflect the stock splits.

      On September 20, 1995, the Company's stockholders approved the increase of the authorized number of shares of the Company's common stock from 4,000,000 to 60,000,000 shares.

NOTE G - COMMITMENTS AND CONTINGENCIES

      1. At September 30, 1996, the Company was obligated under operating leases for real property for varying periods expiring through the year 2001. The approximate future minimum annual rental payments under operating leases are approximately as follows:

                                                       (in thousands)
                     1997                                  $   984
                     1998                                      793
                     1999                                      699
                     2000                                      426
                     2001                                      160
                                                            ------

                                                           $ 3,062
                                                           =======

      In addition, certain of the lease arrangements require the Company to pay increases in certain expenses such as real estate taxes and other operating expenses.

      Total rental expense for real property charged to operations for the year ended September 30, 1996, 1995 and 1994, was approximately $1,060,000, $861,000, and $692,000, respectively.

                   Milgray Electronics, Inc. and Subsidiaries

                        September 30, 1996, 1995 and 1994


NOTE G (continued)

      2. The Company had a qualified incentive stock option plan for key employees. This plan provided for the grant of options to purchase up to 600,000 shares of the Company's common stock upon terms and conditions (including price, exercise date and number of shares) determined by the Board of Directors. The option price was not less than the fair market value of the stock on the date that the option was granted. The plan expired on October 17, 1993. No options were outstanding as of September 30, 1995.

            A summary of the option transactions for the years ended September 30, 1995 and 1994 is as follows:

                                                               September 30,
                                                              1995      1994
                                                             -------   --------
            Options outstanding at beginning of period        64,000    172,000
            Exercised                                        (64,000)  (108,000)
                                                             -------   --------

            Options outstanding at end of period
                (all exercisable)                               --       64,000
                                                             =======   ========

            Exercise price of outstanding options                      $1.235 to
                                                                       $2.19

            Exercise price of options exercised          $1.235 to     $1.235 to
                during the period                        $2.19         $2.19

      3. During 1984, the Company established a noncontributory profit-sharing plan for all eligible domestic employees. No contribution was made during the years ended September 30, 1996, 1995 and 1994. Contributions to the plan were at the discretion of the Board of Directors. On January 4, 1995, the Company merged the plan with the Milgray Electronics, Inc. Profit Sharing and 401(k) Savings Plan.

      4. During 1989, the Company established a 401(k) plan for all eligible domestic employees. The Company may contribute to the plan from its current or accumulated net profits as determined by the Board of Directors. On January 4, 1995, the Company merged the plan with the Milgray Electronics, Inc. Profit Sharing and 401(k) Savings Plan. The Company made contributions of approximately $360,000, $350,000 and $180,000 during the years ended September 30, 1996, 1995 and 1994, respectively.

                   Milgray Electronics, Inc. and Subsidiaries

                        September 30, 1996, 1995 and 1994


NOTE H - SUBSEQUENT EVENT (UNAUDITED)

      On November 27, 1996, the Company and Bell Industries, Inc. ("Bell") announced that they have signed a merger agreement for Bell to acquire the Company for $14.77 per share in cash, or approximately $100 million. Bell, based in Los Angeles, California, distributes products for the electronic, computer, graphic and other industrial markets in the United States. Bell's common stock (ticker symbol Bl) is listed on the New York and Pacific Stock Exchanges. Bell reported sales of $611 million and net income of $16.1 million, or $2.13 per share, for the four quarters ended September 30, 1996.

      The merger agreement is subject to customary closing conditions, including the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of financing by Bell. Bell has initiated a cash tender offer for the Company's shares and those of the Company's majority shareholder. The tender will be subject to customary conditions, including the tender of at least 66-2/3 percent of the Company's outstanding shares. The tender offer will be followed by a second-step cash merger at the same price. Bell expects to complete the acquisition in early 1997.

                               S I G N A T U R E S

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MILGRAY ELECTRONICS, INC.
                                        ----------------------------------------
                                                     (Registrant)

Date:    December 23, 1996              By        /s/ H.S. Davidson
     -------------------------             -------------------------------------
                                                  Herbert S. Davidson,
                                                       President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    December 23, 1996              By        /s/ H.S. Davidson
     -------------------------             -------------------------------------
                                                   Herbert S. Davidson,
                                                  President and Director
                                               (Principal Executive Officer)

Date:    December 23, 1996              By        /s/ John Tortorici
     -------------------------             -------------------------------------
                                                     John Tortorici,
                                                  Vice President-Finance
                                               (Principal Financial Officer)

Date:    December 23, 1996              By          /s/ Elio Carlino
     -------------------------             -------------------------------------
                                                       Elio Carlino,
                                                        Controller
                                              (Principal Accounting Officer)

Date:    December 23, 1996              By         /s/ Richard Hyman
     -------------------------             -------------------------------------
                                                      Richard Hyman,
                                                 Executive Vice President,
                                              Vice President-Sales/Marketing
                                                       and Director

Date:    December 23, 1996              By      /s/ Herschel M. Weinberg
     -------------------------             -------------------------------------
                                                   Herschel M. Weinberg,
                                                  Secretary and Director

Date:    December 23, 1996              By        /s/ Robert Davidoff
     -------------------------             -------------------------------------
                                                     Robert Davidoff,
                                                         Director

Date:    December 23, 1996              By         /s/ Leonard Gardner
     -------------------------             -------------------------------------
                                                     Leonard Gardner,
                                                         Director

Item 14. Exhibits and Financial Statement Schedules


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


Board of Directors and Stockholders
    Milgray Electronics, Inc.

In connection with our audits of the consolidated financial statements of Milgray Electronics, Inc. and Subsidiaries referred to in our report dated October 24, 1996, we have also audited Schedule II for each of the three years in the period ended September 30, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP


Melville, New York
October 24, 1996

                   Milgray Electronics, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the years ended September 30, 1996, 1995 and 1994


                Column A              Column B            Column C         Column D        Column E
                --------              ---------           --------         ---------      ----------

                                                         Additions
                                                      (1)          (2)
                                                               Charged to
                                      Balance at   Charged to     other                   Balance at
                                      beginning    costs and    accounts-  Deductions-      end of
                 Description          of period     expenses    describe     describe       period
                 -----------          ----------   ----------   --------   ------------   ----------
Year ended September 30, 1996
    Allowance for doubtful accounts   $1,066,000   $  750,000   $   --     $539,000 (a)   $1,277,000
                                      ==========   ==========   ========   ============   ==========


Year ended September 30, 1995
    Allowance for doubtful accounts   $  872,000   $  597,813   $   --     $403,813 (a)   $1,066,000
                                      ==========   ==========   ========   ============   ==========


Year ended September 30, 1994
    Allowance for doubtful accounts   $  721,000   $  461,978   $   --     $310,978 (a)   $  872,000
                                      ==========   ==========   ========   ============   ==========

(a)   Accounts written off, net of recoveries.

                                  EXHIBIT INDEX

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

3(i)(e) - Certificate of Amendment of Certificate of Incorporation of the registrant relating to increase of authorized capital stock to $15,000,000 and number of authorized shares to 60,000,000 shares, incorporated by reference to
Exhibit 3(i)(e) of Form 10-K of the registrant for the fiscal year ended September 30, 1995 (File No. 0-10611).

3(i)(f) - Composite Certificate of Incorporation, as Amended, of the registrant, incorporated by reference to Exhibit 3(i)(f) of Form 10-K of the registrant for the fiscal year ended September 30, 1995 (File No. 0-10611).

3(ii) - By-laws of the registrant (incorporating amendment of Article IX,
Section 1 of the By-laws regarding indemnification).

4(i) - Credit Agreement dated as of August 29, 1996 (the "Credit Agreement") among registrant, the Guarantors named therein, Fleet Bank, N.A., First Union National Bank and European American Bank.

10(i) - Agreement and Plan of Merger among Bell Industries, Inc., ME Acquisition, Inc. and registrant, dated as of November 26, 1996, incorporated by reference to Exhibit (c)(1) to Schedule 14D-9 of registrant dated December 4, 1996 (File No. 005-33857).

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

27 - Financial Data Schedule.

99 - Information Statement of registrant pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereof (Schedule A to Schedule 14D-9 of registrant dated December 4, 1996 filed herewith).